Form 10-Q
period 2016-04-01
Nuvectra Corp
filed 2016-05-11
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

Commission File Number 001-37525

Nuvectra Corporation

(Exact name of Registrant as specified in its charter)

Delaware	30-0513847
(State of	(I.R.S. Employer
Incorporation)	Identification No.)

5830 Granite Parkway, Suite 1100

Plano, Texas 75024

(Address of principal executive offices)

(972) 668-4107

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2016, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 10,267,666.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended April 1, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	April 1, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$90,347	$202
Trade accounts receivable, net of allowance for doubtful accounts of $27 in 2016 and $56 in 2015	831	417
Prepaid expenses and other current assets	963	145
Total current assets	92,141	764
Property, plant and equipment, net	5,163	4,469
Intangible assets, net	1,915	1,983
Goodwill	38,182	38,182
Other long-term assets	526	—
Total assets	$137,927	$45,398
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$5,531	$542
Amount due to non-controlling interests	—	6,818
Accrued bonuses	669	198
Total current liabilities	6,200	7,558
Other long-term liabilities	526	—
Long-term debt, net	13,248	—
Total liabilities	19,974	7,558
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,258,278 and 0 shares issued and outstanding in 2016 and 2015, respectively	10	—
Additional paid-in capital	119,893	—
Retained deficit	(1,950)	(125,094)
Greatbatch’s net investment	—	162,934
Total stockholders’ equity	117,953	37,840
Total liabilities and stockholders’ equity	$137,927	$45,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended
	April 1, 2016	April 3, 2015
Sales:
Product	$1,551	$1,174
Service	511	—
Total sales	2,062	1,174
Cost of sales	1,055	1,006
Gross profit	1,007	168
Operating expenses:
Selling, general and administrative expenses	4,085	2,218
Research, development and engineering costs, net	3,536	3,039
Other operating expenses	469	424
Total operating expenses	8,090	5,681
Operating loss	(7,083)	(5,513)
Interest expense	59	—
Loss before provision for income taxes	(7,142)	(5,513)
Provision for income taxes	—	—
Net loss	$(7,142)	$(5,513)
Comprehensive loss	$(7,142)	$(5,513)
Basic and diluted net loss per share	$(0.70)	$(0.54)
Basic and diluted weighted average shares outstanding	10,258	10,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net loss	$(7,142)	$(5,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	153
Debt related amortization included in interest expense	14	—
Stock-based compensation	706	216
Loss on disposal of property, plant and equipment	40	—
Other non-cash losses, net	—	235
Changes in operating assets and liabilities:
Accounts receivable	(414)	296
Prepaid expenses and other current assets	(818)	(4)
Other long-term assets	(526)	—
Accounts payable and other current liabilities	3,300	(248)
Accrued bonuses	471	(1,111)
Other long-term liabilities	526	—
Net cash used in operating activities	(3,461)	(5,976)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(702)	(121)
Net cash used in investing activities	(702)	(121)
Cash flows from financing activities:
Borrowings under credit facility	15,000	—
Purchase of non-controlling interests	(6,818)	—
Net funding and capital contribution provided by Greatbatch	86,421	6,654
Payment of debt issuance costs	(295)	—
Net cash provided by financing activities	94,308	6,654
Net increase in cash and cash equivalents	90,145	557
Cash and cash equivalents, beginning of period	202	418
Cash and cash equivalents, end of period	$90,347	$975

Supplemental Disclosure of Cash Flow Information:

During the three months ended April 1, 2016, Nuvectra incurred $1.5 million of debt issuance costs, of which $1.2 million was accrued and $0.3 million was paid.

During the three months ended April 1, 2016, Nuvectra acquired $1.2 million of property, plant and equipment, of which $0.5 million was accrued and $0.7 million was paid.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

	Common Stock		Additional Paid-In	Retained	Greatbatch	Total Stockholders’
	Shares	Amount	Capital	Deficit	Net Investment	Equity
At January 1, 2016	—	$—	$—	$(125,094)	$162,934	$37,840
Issuance of common stock	10,258	10	119,624	125,094	(244,728)	—
Issuance of common stock warrants	—	—	238	—	—	238
Stock-based compensation	—	—	31	—	675	706
Capital contribution from Greatbatch	—	—	—	—	75,000	75,000
Net funding provided by Greatbatch	—	—	—	—	11,311	11,311
Net loss	—	—	—	(1,950)	(5,192)	(7,142)
At April 1, 2016	10,258	$10	$119,893	$(1,950)	$—	$117,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background – QiG Group, LLC (“QiG”) was a wholly-owned subsidiary of Greatbatch, Inc. (“Greatbatch”). On July 30, 2015, Greatbatch announced that it intended to spin-off QiG and its neuromodulation medical device business from the remainder of its business through a distribution of all of the issued and outstanding shares of common stock of QiG to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off on March 14, 2016, QiG was converted into a corporation and changed its name to Nuvectra Corporation. Upon completion of the Spin-off, the Company became an independent publicly-traded company and Greatbatch does not own any shares of Nuvectra common stock.

Nature of Operations – Nuvectra Corporation, together with its wholly-owned subsidiaries (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) NeuroNexus Technologies, Inc. (“NeuroNexus”) (collectively “Nuvectra” or the “Company”), is a neurostimulation company committed to helping physicians improve the lives of people with chronic neurological conditions. The Algovita® Spinal Cord Stimulation (“SCS”) System (“Algovita”) is the Company’s first commercial offering and is Conformité Européene (“CE”) marked and United States Food & Drug Administration (“FDA”) approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as sacral nerve stimulation (“SNS”) and deep brain stimulation (“DBS”). In addition, the Company’s NeuroNexus subsidiary designs, manufactures and markets leading-edge neural-interface technologies for the neuroscience clinical research market.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Nuvectra for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 1, 2016 condensed consolidated balance sheet data was derived from audited combined financial statements but does not include all disclosures required by GAAP. For further information, refer to the combined financial statements and notes included in the Company’s Registration Statement on Form 10-12B/A, dated as of February 24, 2016 (the “Registration Statement on Form 10”).

Nuvectra has historically operated as part of Greatbatch and not as a separate stand-alone entity. Prior to March 14, 2016, the financial statements of Nuvectra were prepared on a “combined” basis from the consolidated financial statements of Greatbatch to represent the financial position and performance of Nuvectra as if it had existed on a stand-alone basis in conformity with GAAP. Those Combined Financial Statements included the assets and liabilities that had historically been held at Greatbatch but which were specifically identifiable or attributable to the Company or were transferred to the Company in connection with the Spin-off. All intercompany transactions and accounts within the Company have been eliminated. All transactions between the Company and Greatbatch were considered to be effectively settled in the Combined Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Combined Cash Flow Statements as a financing activity and in the Combined Balance Sheets as Greatbatch’s Net Investment.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

These Combined Financial Statements included an allocation of expenses related to certain Greatbatch corporate functions, including executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses were charged to the Company on the basis of direct usage, when identifiable, with the remainder allocated primarily on a pro rata basis of estimated hours incurred, headcount, square footage, or other measures. The Company’s management considers the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred if the Company was an independent publicly-traded company or of the costs the Company will incur in the future. Following the Spin-off, Greatbatch has continued to provide many of these services on a transitional basis for a fee. See Note 11 “Related Party Transactions” for additional information.

Greatbatch maintains a number of employee benefit and stock-based compensation programs at a corporate level. Nuvectra’s employees historically participated in those programs, and as such, the Company was charged a portion of the expenses associated with these programs. Any benefit plan liabilities that are the Company’s direct obligation, such as certain performance-based bonus plans, are reflected in the Condensed Consolidated Balance Sheets, as well as within the Company’s operating expenses. See Note 3 “Employee Benefit Plans” for further description of these plans.

Greatbatch’s Net Investment in these Financial Statements represented the excess of total assets over total liabilities prior to the Spin-off. Greatbatch’s Net Investment was primarily impacted by contributions from Greatbatch and net funding of Nuvectra’s expenses provided by Greatbatch. Greatbatch paid for substantially all transaction costs, other than deferred financing fees for the credit facility, associated with the Spin-off. The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future. Immediately prior to completion of the Spin-off, Greatbatch made a cash capital contribution to Nuvectra of $75 million, which is expected to help fund the Company’s operations for approximately two years. After such time, the Company will continue to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships.  The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Fiscal Year End – The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of 2016 and 2015 each contained 13 weeks and ended on April 1, and April 3, respectively.

Warranty Reserve – The Company offers warranty on certain of its products and has established a warranty reserve, as a component of accounts payable and other current liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and differences between actual and expected warranty costs per claim. The Company periodically assesses the adequacy of its warranty liabilities and adjusts the amounts as necessary.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the risk of loss is transferred, the price is fixed or determinable, the buyer is obligated to pay (i.e., not contingent on a future event), collectability is reasonably assured, and the amount of future returns can reasonably be estimated. In cases where the Company utilizes distributors or ships product directly to the end user, it generally recognizes revenue upon shipment provided all revenue recognition criteria have been met. When sales representatives deliver products at the point of implantation at hospitals or medical facilities, the Company recognizes revenue upon completion of the procedure and authorization.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

Service revenue is recognized as the services are performed. The Company’s development services are typically provided on a fixed-fee basis. The revenues for such longer duration projects are typically recognized using the proportional performance method. In using the proportional performance method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangements to establish these estimates. Various uncertainties may or may not be within the Company’s control. Deferred revenue consists primarily of service revenue not yet performed.

2.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At April 1, 2016
Technology and patents	$1,058	$(416)	$642
Customer lists	1,869	(596)	1,273
Total intangible assets	$2,927	$(1,012)	$1,915
At January 1, 2016
Technology and patents	$1,058	$(388)	$670
Customer lists	1,869	(556)	1,313
Total intangible assets	$2,927	$(944)	$1,983

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Cost of sales	$28	$33
Selling, general and administrative expenses	40	39
Total intangible asset amortization expense	$68	$72

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$201
2017	286
2018	298
2019	293
2020	209
Thereafter	628
Total estimated amortization expense	$1,915

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

3.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan was adopted by the Board of Managers of QiG Group, LLC and was subsequently ratified and approved by Nuvectra’s Board of Directors effective as of March 14, 2016. The Company issued neither stock options nor restricted stock units during the period from March 14, 2016 to April 1, 2016. See Note 13 “Subsequent Events” for additional information.

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Greatbatch and prior to the Spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three year period and are settled in shares of Greatbatch common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Greatbatch equity incentives. In addition, certain incentive awards that were originally granted under a Greatbatch equity incentive award plan adjusted into an incentive award of Nuvectra common stock in accordance with the terms of the employee matters agreement (a “Spin-off Award”). The Condensed Consolidated Balance Sheets do not include any Nuvectra equity issuances related to stock-based compensation programs other than the Spin-off Awards.

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Stock options	$63	$54
Restricted stock units	643	162
Total stock-based compensation expense	$706	$216

Selling, general and administrative expenses	$166	$141
Research, development and engineering costs, net	71	75
Other operating expenses	469	—
Total stock-based compensation expense	$706	$216

Nuvectra 2016 Bonus Plan – Under the terms of the Nuvectra Corporation 2016 Bonus Plan (the “2016 Bonus Plan”) there is an annual discretionary defined contribution cash bonus and a performance-based bonus plan based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra executive management. Compensation costs related to the 2016 Bonus Plan for the first three-months of 2016 were approximately $0.7 million.

Algovita Bonus Plan – Prior to the Spin-off certain employees of Nuvectra participated in a performance-based bonus plan based upon the ultimate commercialization value, as defined in the bonus plan, of Algovita (the “Algovita Bonus Plan”). Compensation costs related to the Algovita Bonus Plan for the first three months of 2015 were $0.1 million. The Algovita Bonus Plan is no longer in effect and the Company will have no future liability under the Algovita Bonus Plan.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

4.	OTHER OPERATING EXPENSES

Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Performance restricted stock expense	$469	$—
Cleveland facility shutdown	—	392
Other expenses	—	32
Total other operating expense	$469	$424

Performance Restricted Stock Expense – As a result of the Spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance. Therefore, the remaining unvested expense as of March 14, 2016 was accelerated and expensed immediately.

Cleveland Facility Shutdown – In 2014, the Company initiated a plan to transfer the design engineering responsibilities previously performed at its Cleveland, OH facility to the Company’s facility in Blaine, MN. This initiative was completed during 2015. Total restructuring charges incurred in connection with this initiative were $1.1 million. Expenses related to this initiative included the following:

●	Severance and retention: $0.4 million;

●	Asset write-offs: $0.3 million;

●	Other: $0.4 million

Other costs primarily consist of costs to relocate certain equipment and personnel and the related travel expenditures. All expenses are cash expenditures, except asset write-offs.

Other Expenses – During 2015 the Company recorded charges in connection with various asset disposals.

5.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	April 1, 2016	January 1, 2016
Term loan	$16,163	$—
Deferred financing fees	(1,514)	—
Discount on debt	(1,401)	—
Total long-term debt	$13,248	$—

Credit Facility – The Company has a credit facility (the “Credit Facility”) that consists of (a) term loan facilities in an aggregate maximum principal amount of $40,000,000 comprised of (i) a $15,000,000 Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12,500,000 Term Loan B Commitment, which is available for draw December 31, 2016 through June 30, 2017, and (iii) a $12,500,000 Term Loan C Commitment, which is available for draw June 30, 2017 through December 31, 2017 (collectively, the “Term Loans”); and (b) a Revolving Line Commitment in a maximum principal amount of $5,000,000 (the “Revolving Loans” and collectively with the Term Loans, the “Loans”). Availability of the Term Loan B Commitment is subject to the Company achieving consolidated trailing six month revenues of at least $13,500,000, and the availability of the Term Loan C Commitment is subject to the Company achieving consolidated trailing six month revenues of at least $20,000,000. The Company has the right to draw on each Term Loan B and C Commitments within 60 days of achieving the applicable revenue threshold. The Revolving Line Commitment is subject to a borrowing base of 80% of the aggregate amount of eligible accounts receivable of the Company, which advance rate and eligibility criteria may be modified from time to time based on periodic collateral examinations.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 7.65%. At April 1, 2016 the interest rate on borrowings under the Term Loans was 7.65%. The Company pays monthly accrued interest only on the Term Loans through September 2017 (or March 2018 if the Term Loan B Commitment is funded), and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 36 months (or 30 months if the Term Loan B Commitment is funded). At the maturity of the Term Loans, on September 1, 2020, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in substance discount and will be amortized using the effective interest method over the life of the loan. The Revolving Loans bear interest at a floating rate equal to the prime rate plus 3.45%, with a floor of 6.95%. The Company pays monthly accrued interest only on the Revolving Loans until maturity on March 18, 2018, at which time all principal on the Revolving Loans will be due and payable.

The Company paid an arrangement fee of $1.1 million, a commitment fee of $200,000 for all of the Term Loan A, B, and C Commitments, and one-half of a $25,000 commitment fee for the Revolving Loans, with the remaining one-half due and payable on the one year anniversary of the initial closing. The Term Loan B Commitment and the Term Loan C Commitment are subject to a non-use fee of 2% of the amount of such commitment if the commitment becomes available, but the Company declines to borrow the Term Loans thereunder. If any Term Loans are voluntarily prepaid prior to their scheduled maturity, the Company must pay, in addition to the Final Payment, a prepayment fee equal to 3% of the prepaid principal if paid in the first year after the initial closing, 2% of the prepaid principal if paid in the second year after the initial closing, and 1% of the prepaid principal if paid thereafter.

The Loans are secured by a first priority lien on substantially all of the assets of the Company, including, without limitation, all cash, deposit accounts, accounts receivable, equipment, inventory, contract rights, and the Company’s real property located in Blaine, Minnesota, but excluding all intellectual property of the Company (other than accounts receivable and proceeds of intellectual property). The Company’s intellectual property is subject to a negative pledge. The Company must maintain its primary operating and investment accounts with Silicon Valley Bank, which accounts are subject to customary control agreements.

The Credit Facility contains customary representations and warranties, reporting and other covenants for credit facilities of this kind including prohibitions on the payment of cash dividends on the Company’s capital stock and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. If the lenders fund the Term Loan B Commitment, the Company will be subject to a quarterly financial covenant requiring the Company to achieve consolidated revenues of at least 75% of Nuvectra’s forecasts that have been previously approved by the lenders. The events of default in the Credit Facility are customary for credit facilities of this kind, and include failure to pay interest or principal, breaches of affirmative and negative covenants, a material adverse change occurring, and cross defaults to other material agreements of the Company.

As a condition to the lenders’ funding the Loans under the Credit Facility, concurrently with the funding under the Term Loan A Commitment on March 18, 2016, (i) the Company issued to Oxford Finance LLC a warrant to purchase 56,533 shares of Nuvectra common stock at an exercise price of $5.97 per share, which warrant is exercisable until March 18, 2026 (the “Oxford Warrant”), and (ii) the Company issued to Silicon Valley Bank a warrant to purchase 56,533 shares of Nuvectra common stock at an exercise price of $5.97 per share, which warrant is exercisable until March 18, 2026 (the “Silicon Valley Warrant”). The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt and as additional paid-in capital in the Condensed Consolidated Balance Sheets, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount will be amortized over the term of the Term Loan A Commitment.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

Upon the funding of each of the Term Loan B Commitment and the Term Loan C Commitment, as applicable, Oxford Finance LLC and Silicon Valley Bank will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the Term Loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the trading price of Nuvectra common shares on the date of funding. The fair value of these future warrants as of April 1, 2016 was approximately $0.5 million and is recorded as other long-term assets and other long-term liabilities in the Condensed Consolidated Balance Sheet. As of April 1, 2016, these warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be remeasured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At January 1, 2016	$—
Additions during the period	1,528
Amortization during the period	(14)
At April 1, 2016	$1,514

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” the Company has presented debt issuance costs as a direct deduction from Long-Term Debt in the Condensed Consolidated Balance Sheet.

6.	INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws, business reorganizations and settlements with taxing authorities.

The Company records a valuation allowance when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. Management reviews all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors. The Company maintains a full valuation allowance on all of the net deferred tax assets for the periods presented. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits.

Pursuant to the terms of the tax matters agreement with Greatbatch, for a period of two years following the date of the Spin-off, the Company will be prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in its capital stock that, when combined with any other acquisition of an interest in its capital stock that occurs after the Spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of its gross assets if such transfer, sale or other disposition would violate the IRS’ rules and regulations; (iii) liquidating its business or (iv) ceasing to maintain its active business. If the Company takes any of these actions and such actions result in tax-related costs for Greatbatch, then the Company would generally be required to indemnify Greatbatch for such costs. If the Company is unable to raise or are prohibited under the terms of the tax matters agreement with Greatbatch from raising additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development plans.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

7.	COMMITMENTS AND CONTINGENCIES

Litigation – Periodically the Company is a party to various legal actions, both threatened and filed, arising in the normal course of business. While the Company does not expect that the ultimate resolution of any pending actions will have a material effect on its results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending or threatened legal action, which the Company currently believes to be immaterial, does not become material in the future.

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. As of April 1, 2016, the total contractual obligation related to such expenditures is approximately $8.5 million. As of April 1, 2016, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2016 are estimated at approximately $3.7 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. The Company’s significant long-term obligations are operating leases on its facilities.

8.	EARNINGS PER SHARE (“EPS”)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the Company had no potentially dilutive securities outstanding for any of the periods presented. Prior to the Spin-off, the Company operated as part of Greatbatch and not as a separate entity. As a result, the Company did not have any common shares outstanding prior to March 14, 2016. The calculation of basic and diluted net loss per share assumes that the 10,258,278 shares issued to Greatbatch shareholders in connection with the Spin-off have been outstanding for all periods presented.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2016	April 3, 2015
Basic net loss per share:
Net loss	$(7,142)	$(5,513)
Weighted average common shares outstanding	10,258	10,258
Basic net loss per share	$(0.70)	$(0.54)
Diluted net loss per share:
Net loss	$(7,142)	$(5,513)
Weighted average common shares outstanding	10,258	10,258
Dilutive stock options, restricted stock and restricted stock units	—	—
Weighted average common shares outstanding – assuming dilution	10,258	10,258
Diluted net loss per share	$(0.70)	$(0.54)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	890	890

9.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group, as determined by the Company’s valuation consultants, under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants as of the date of issuance was approximately $0.5 million, which has been recorded as a liability in the Condensed Consolidated Balance Sheet. The estimated fair value of the warrant liability will be revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to operating earnings. There was no fair value adjustment from March 18, 2016 to April 1, 2016.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of April 1, 2016, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill, for potential impairment whenever certain indicators are present.

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on the last day of each fiscal year, or more frequently if certain events occur.

Warrants – In order to determine the fair value of the warrants classified as equity awards, the Company used a Black-Scholes Option Pricing Model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of March 18, 2016. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

The following table summarizes the assumptions used for estimating the fair value of the warrants:

Risk-free interest rate	1.88%
Expected volatility	45.00%
Expected term (in years)	10
Dividend yield	—%

10.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates as one reportable segment. Nuvectra’s revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees and sales from the limited release of Algovita in Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, technology licensing fees, development service fees, and royalty fees. All Algovita sales for the first three months of 2016 and 2015 were to one European distributor. Product line sales for the Company were as follows (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Neural interface components and systems	$1,136	$722
Development and engineering service	511	—
Algovita	415	452
Total sales	$2,062	$1,174

Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Sales by geographic area:
United States	$664	$326
Non-Domestic locations:
Germany	556	507
Rest of world	842	341
Total sales	$2,062	$1,174

All of the Company’s long-lived tangible assets are located in the United States. The Company is dependent on Greatbatch to manufacture Algovita and its components. An inability to obtain a sufficient quantity of Algovita or its components could have a material adverse impact on the Company’s business, financial condition, and results of operations. See Note 11 “Related Party Transactions” for additional information regarding the Company’s relationship with Greatbatch.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

11.	related party transactions

Corporate Overhead Allocations from Greatbatch – As discussed in Note 1 “Summary of Significant Accounting Policies,” the Company historically operated as part of Greatbatch and as a result shared many overhead functions and services performed by various Greatbatch corporate departments. Costs of these departments were allocated across the Greatbatch entities, including the Company, that benefited from those services during the periods presented herein. The indirect costs allocated included executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses have been charged to the Company on a pro rata basis based upon estimated hours incurred, headcount, square footage, or other measures. The Company considers the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred if the Company was an independent publicly-traded company or of the costs the Company will incur in the future. At this time, the Company is unable to determine what its expenses would have been on a standalone basis if the Company had operated as an unaffiliated entity for each period in which a statement of operations is presented. Beginning in 2016 research, development and engineering costs were no longer allocated to the Company as it was not receiving a benefit from these services.

Corporate overhead allocations from Greatbatch were classified as follows (in thousands):

	Jan. 2, 2016 to Mar. 13, 2016	Three-Months Ended Apr. 3, 2015
Selling, general and administrative expenses	$236	$265
Research, development and engineering costs, net	—	445
Total	$236	$710

The Company entered into, or amended, various agreements with Greatbatch to effect the Spin-off and to provide a framework for the Company’s relationship with Greatbatch going forward after the Spin-off including a supply agreement, license agreements, a separation and distribution agreement, a tax matters agreement, a transition services agreement and an employee matters agreement, which provided for the allocation between Nuvectra and Greatbatch of assets, employees, liabilities and obligations (including PP&E, employee benefits, and tax-related assets and liabilities) attributable to the Company’s business for the period prior to, at, and after the Spin-off. Immediately prior to the completion of the Spin-off, Greatbatch made a cash capital contribution to Nuvectra of $75.0 million. This cash capital contribution, together with the Company’s cash on hand, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for approximately two years after the completion of the Spin-off. After such time, the Company will continue to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships. The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Employee Benefit Plans – Certain of the Company’s employees historically participated in various Greatbatch defined contribution and stock-based compensation plans. Compensation expense allocated to Nuvectra for these plans from Greatbatch were based upon the costs directly attributable to Nuvectra employees. See Note 3 “Employee Benefit Plans” for additional information.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

Centralized Cash Management – Greatbatch uses a centralized approach to cash management and financing of operations. The Company was historically a party to Greatbatch’s cash pooling arrangements with several financial institutions to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash was provided regularly to meet the financial obligations of the Company, which resulted in an increase in Greatbatch’s Net Investment.

Insurance – The Company has historically participated in Greatbatch’s various insurance programs, to insure for property and casualty risks, product liability, employee health care, workers’ compensation and other casualty losses. Many of the potential losses were covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, Greatbatch was self-insured with stop-loss coverage. The Company was charged a fee from Greatbatch for these insurance programs based upon square footage, headcount, or a direct charge for those policies directly attributable to Nuvectra. As of March 14, 2016 the Company is covered by its own insurance policies and, since that time, no insurance fee has been allocated from Greatbatch.

Supply Agreement – The Company has a supply agreement with Greatbatch pursuant to which Greatbatch manufactures Algovita and certain of its components. Total charges incurred under this supply agreement are included in cost of sales.

Purchase of Non-controlling Interests – During the fourth quarter of 2015, the Company purchased the outstanding non-controlling interests of Algostim and PelviStim for $16.7 million, of which $9.9 million was paid in 2015 and $6.8 million was accrued at January 1, 2016 and paid by Greatbatch in January 2016 prior to the Spin-off. Included in the purchased amount was $6.9 million paid to Drees Holding LLC, which is a limited liability company of which Scott F. Drees, CEO of Nuvectra, is the principal owner and the sole managing director. Mr. Drees received his interests in Algostim and PelviStim in connection with entering into a long-term consulting agreement with Nuvectra and prior to being appointed as its CEO in July 2015. Mr. Drees’ consulting agreement was terminated in connection with his agreeing to serve in the role of Nuvectra CEO. The buyout of the non-controlling interests was funded by a cash contribution from Greatbatch.

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB, Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Condensed Consolidated Financial Statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard is effective for interim and annual periods beginning after December 31, 2017, and early adoption is not permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company does not expect its pending adoption of ASU 2014-15 to have a material impact on its Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently assessing the financial impact of adopting these ASUs and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.

13.	subsequent events

The Company evaluated subsequent events for recognition or disclosure through May 11, 2016, the date the Condensed Consolidated Financial Statements were available to be issued.

The 2016 Equity Plan provides that the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to the adjustment clauses in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 1,128,410.

On April 8, 2016 the Compensation Committee granted equity awards under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options for shares of Nuvectra common stock to certain of its directors, officers and key employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements can be identified by the use of words such as, but not limited to: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “target,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “can,” “continue,” “could,” “should,” “would,” “will,” and similar expressions or references to future periods. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Nuvectra’s Registration Statement on Form 10. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

Spin-Off From Greatbatch

On March 14, 2016, Greatbatch completed the Spin-off of Nuvectra from the remainder of its business. The Spin-off was accomplished by the distribution of all Nuvectra’s issued and outstanding shares of common stock to Greatbatch’s stockholders on the basis of one share of Nuvectra common stock for every three shares of Greatbatch common stock held on March 7, 2016, the record date of the distribution. Immediately prior to completion of the Spin-off, QiG Group, LLC was converted from a limited liability company into Nuvectra Corporation, a Delaware corporation. At the time of the completion of the Spin-off, Greatbatch’s stockholders owned 100% of the outstanding common stock of both Greatbatch and Nuvectra.

Our Business

We are a neurostimulation medical device company focused on the development and commercialization of our neurostimulation technology platform for treatment of various disorders through stimulation of tissues associated with the nervous system. We operate as a single reportable segment. Algovita is the first application of our neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and limbs. We are in the process of developing additional applications for our neurostimulation technology platform including applications for the SNS and DBS markets. We have entered into a development agreement with Aleva to develop our platform into a complete system for use in the DBS market for the treatment of Parkinson’s disease.

We submitted a premarket approval application for Algovita to the FDA in December 2013. On November 30, 2015, Greatbatch announced receipt of premarket approval for Algovita. We launched Algovita commercially in the United States during the first quarter of 2016. Algovita obtained CE mark approval on June 17, 2014 through our notified body, TÜV SÜD America, and has been commercially available to patients in Germany and several other European countries since November 2014. Algovita was previously being commercialized through our Algostim subsidiary that is 100% owned by us as of January 1, 2016.

One of our other subsidiaries, PelviStim, is focused on the commercialization of our neurostimulation technology platform for SNS, and was also 100% owned by us as of January 1, 2016.

Prior to the fourth quarter of 2015, we owned 89% of Algostim and PelviStim. Under the operating agreements governing Algostim and PelviStim, we funded 100% of the expenses incurred by Algostim or PelviStim, as applicable, and no distributions were to be made to non-controlling interest holders of Algostim or PelviStim, as applicable, until we were reimbursed for these expenses. During the fourth quarter of 2015, we purchased the outstanding non-controlling interests of Algostim and PelviStim for $16.7 million of which $9.9 million was paid in 2015 and $6.8 million was accrued at January 1, 2016 and paid by Greatbatch in January 2016 prior to the Spin-off. Included in this amount was $6.9 million paid to Drees Holding LLC, which is a limited liability company of which Scott F. Drees, our Chief Executive Officer, is the principal owner and the sole managing director. Mr. Drees received his interests in Algostim and PelviStim in connection with entering into a long-term consulting agreement with us and prior to being appointed as our Chief Executive Officer in July 2015. Mr. Drees’ consulting agreement was terminated in connection with his agreeing to serve as our Chief Executive Officer. The purchase of the outstanding non-controlling interests was funded by a cash contribution from Greatbatch.

Our results also include the operations of our subsidiary NeuroNexus, which was originally acquired by Greatbatch in February 2012, the shares of which were transferred to us in connection with the Spin-off. NeuroNexus offers high-value neural interface technology and devices across a wide range of functions including neuromonitoring and recording, electrical and optical stimulation, and targeted drug delivery applications that complement our existing neurostimulation technology platform. We intend to incorporate certain of NeuroNexus’ technologies into our neurostimulation technology platform.

Our revenues include sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees, and a limited release of Algovita in Europe. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our launch commercially in the United States, technology licensing and royalty fees, and additional development and engineering service fees.

Prior to the Spin-off, our expenses included an allocation of general corporate overhead expenses from Greatbatch relating to the following support functions provided for us by Greatbatch: executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses were charged to us on the basis of direct usage, when identifiable, with the remainder allocated primarily on a pro rata basis of estimated hours incurred, headcount, square footage, or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred if we were an independent publicly-traded company or of the costs we will incur in the future. Following the Spin-off, Greatbatch has continued to provide services related to certain of these functions for us on a transitional basis for a fee pursuant to our transition services agreement. At this time, we are unable to determine what our expenses would have been on a standalone basis if we had operated as an unaffiliated entity for each period in which a statement of operations is presented.

Our Customers

Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Our customers include numerous scientists, hospitals, and universities throughout the world who perform research for the neuroscience and clinical markets. Additionally, our customers include a strategic development partner in the DBS market and hospital and medical facilities served through a direct sales force and third-party distributors.

Strategic and Financial Overview

We are a neurostimulation medical device company formed in 2008 to design and develop our neurostimulation technology platform for use in multiple different indications. Since our inception, the majority of our resources have been spent designing and developing Algovita. SCS was chosen as the first sector of the neurostimulation market to pursue, as we believe that it is a high growth and established market, there is an established regulatory and reimbursement pathway, and we believe that there are significant unmet needs in the SCS market. We believe Algovita has significant competitive advantages over existing SCS systems since it is based on our differentiated neurostimulation technology platform that is user friendly and offers a broad set of capabilities.

We have a history of significant net losses, and we expect to continue to incur net losses for the foreseeable future. We expect that future revenue growth will come largely from sales of Algovita in the United States market beginning in 2016.

Since submitting our premarket approval application for Algovita, we have accelerated the process of leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as DBS, SNS, and are exploring other emerging indications.

We have entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete system for use in the DBS market for the treatment of Parkinson’s disease. Pursuant to the terms of the development agreement, Aleva will pay us $6 million in the aggregate, which is to be paid in five installments with the final installment due during the third quarter of 2017 and $5 million of which is contingent upon Aleva’s receipt of sufficient financing from third party sources. In connection with this development partnership with Aleva, we expect, in the future, to enter into an exclusive license agreement with Aleva whereby we will license certain of our intellectual property rights to Aleva for use in the field of use consisting of DBS for the treatment of Parkinson’s disease in exchange for a royalty payment. In addition, in connection with the completion of the Spin-off, Greatbatch assigned to us, based upon its equity ownership interest in Aleva, the right to receive, contingent upon the occurrence of a sale, asset transfer, or other liquidity event with respect to Aleva: (i) a technology access success fee of up to CHF 7 million (which translated to approximately $7.3 million at April 1, 2016), with the actual amount to be received computed based upon the proceeds received by Aleva or its shareholders in the liquidity event; and (ii) the right to receive a payment, upon the occurrence of the liquidity event, in an amount equal to the difference between the liquidity event proceeds to be received by Greatbatch based upon its equity ownership interest in Aleva and 19.9%, 15.5%, or 10.0%, as may be applicable at such time based upon Greatbatch’s funding of future equity investments in Aleva, of the total amount of the proceeds received by Aleva or its shareholders upon the occurrence of the liquidity event.

We also intend to pursue other strategic partnerships to fund clinical and development costs of new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, obtain assistance in performing clinical studies and post market studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The first quarter of 2016 and 2015 ended on April 1, and April 3, respectively, and each contained 13 weeks. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form 10. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	April 1,	April 3,	Change
	2016	2015	$	%
Sales:
Neural interface components and systems	$1,136	$722	$414	57%
Development and engineering service	511	—	511	100%
Algovita	415	452	(37)	(8)%
Total sales	2,062	1,174	888	76%
Cost of sales	1,055	1,006	49	5%
Gross profit	1,007	168	839	499%
Gross profit as a % of sales	48.8%	14.3%
Selling, general and administrative expenses	4,085	2,218	1,867	84%
SG&A as a % of total operating expenses	50.5%	39.0%
Research, development and engineering costs, net	3,536	3,039	497	16%
RD&E as a % of total operating expenses	43.9%	53.5%
Other operating expenses, net	469	424	45	11%
Operating loss	(7,083)	(5,513)	(1,570)	28%
Interest expense	59	—	59	100%
Provision for income taxes	—	—	—	—
Effective tax rate	0.0%	0.0%
Net loss	$(7,142)	$(5,513)	$(1,629)	30%
Diluted earnings per share	$(0.70)	$(0.54)	$(0.16)	30%

Sales

Neural Interface Components and Systems. Neural interface components and systems consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. The primary factor behind the 57% increase in sales from the first quarter of 2015 to the first quarter of 2016 was due to increased volume of component sales. Price fluctuations did not have a significant impact on sales from the first quarter of 2015 to the first quarter of 2016.

Development and Engineering Service. We have entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete system for use in the DBS market for the treatment of Parkinson’s disease. Pursuant to the terms of the development agreement, Aleva will pay us $6 million in the aggregate, which is to be paid in five installments with the final installment due during the third quarter of 2017 and $5 million of which is contingent upon Aleva’s receipt of sufficient financing from third party sources. In connection with this agreement, we recognized $0.5 million of revenue during the first quarter of 2016.

Algovita. The slight decrease in sales from first quarter of 2015 to the first quarter of 2016 was due to timing of European sales. The limited release of Algovita in Europe during the fourth quarter of 2014 resulted in higher than normal sales during the first quarter of 2015. We launched Algovita commercially in the United States during the first quarter of 2016. We expect to continue to build our worldwide sales organization for Algovita consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States to support future growth.

Cost of Sales

Cost of sales consists of the costs of materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 5% increase in cost of sales from first quarter of 2015 to the first quarter of 2016 was the increased revenue of our neural interface components and systems and development and engineering services, as discussed above, partially offset by a decrease for Algovita as a result of our new supply agreement pricing with Greatbatch. We expect that our cost of sales will continue to increase as our sales continue to grow.

From the first quarter of 2015 to the first quarter of 2016 our gross profit increased $839 thousand or 499%, and our gross profit as a percentage of sales, or Gross Margin, increased to 48.8% in the first quarter of 2016 from 14.3% in the first quarter of 2015. These increases were due to a shift in mix toward higher margin products and services, as well as pricing improvements under our supply agreement with Greatbatch for Algovita. The Algovita units sold in the first quarter of 2015 had negative gross profit as the cost of purchasing these units from Greatbatch was above their selling price given the initial production set-up costs and low volume of production. Purchase orders and our new supply agreement pricing now govern the current price paid to Greatbatch for each Algovita system.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $1.9 million, or 84%, from the first quarter of 2015 to the first quarter of 2016. This increase was primarily the result of increased salary and employee benefits as we have begun to build our worldwide sales organization and hire executive management and corporate support personnel.

Going forward, we expect SG&A expenses to ramp up significantly as we continue to build and expand our worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States. We expect that this will require recruiting appropriate direct sales representatives and independent sales agents, establishing a commercial infrastructure in the United States and training our direct sales representatives and independent sales agents; which will require a significant investment by us. Thereafter, we expect that our sales representatives and independent sales agents will require lead time in the field to grow their network of accounts and produce sales results. We believe that successfully recruiting and training a sufficient number of productive sales representatives and independent sales agents is important in achieving our future growth objectives.

After March 14, 2016, our SG&A expenses no longer include an allocation of corporate expenses from Greatbatch but instead reflect fees paid to Greatbatch to provide certain corporate support functions on a transitional basis under the transition services agreement. These corporate allocations included charges for executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities that totaled $236 thousand and $265 thousand of SG&A expenses for the first quarter of 2016 and 2015, respectively. These expenses have been charged to us on a pro rata basis based upon estimated hours incurred, headcount, square footage, or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred if we operated as an independent publicly-traded company or of the costs we will incur in the future. At this time, we are unable to determine what our expenses would have been on a standalone basis if we had operated as an unaffiliated entity for each period in which a statement of operations is presented. Due to the timing of the Spin-off, fees incurred under the transition services agreement during the first quarter of 2016 were immaterial.

Research, Development and Engineering Costs, Net

Research, development and engineering (“RD&E”) costs primarily include salary and employee benefits for our specialists in software engineering, mechanical engineering, electrical engineering, and graphical user interface design. Many of these specialists have considerable experience in neurostimulation-related products. Additionally, RD&E includes design verification testing (“DVT”) expenses, which include salary and employee benefits for our engineers who test the design and materials used in our medical devices.

RD&E costs for the first quarter of 2016 increased $497 thousand, or 16%, from the first quarter of 2015. This increase was due to an increase in personnel and related expenses. We expect to invest in product development and clinical studies to improve and further develop our existing technologies and to expand the features offered in Algovita. We also intend to continue to pursue strategic partnerships to fund clinical and development costs, in part or in full, of new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, obtain assistance in performing clinical studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Other Operating Expenses

Other operating expenses were comprised of the following (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Performance restricted stock expense	$469	$—
Cleveland facility shutdown	—	392
Other expenses	—	32
Total other operating expense	$469	$424

For additional information, see Note 4 “Other Operating Expenses” of the notes to our Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the first quarter of 2016 and 2015 was $59 thousand and zero, respectively. Interest expense increased due to the Term Loan A Commitment that was funded on March 18, 2016 and amortization of deferred financing fees. For additional information, see Note 5 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Provision for Income Taxes

During the first quarters of 2016 and 2015, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. Accordingly, our provision for income taxes for the first three months of 2016 and 2015 was $0.

Historically, the net operating losses and federal research and development tax credits generated by Nuvectra have been utilized by Greatbatch, which files a consolidated federal income tax return. See Note 6 “Income Taxes” of the notes to our Condensed Consolidated Financial Statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

Greatbatch uses a centralized approach to cash management and financing of operations. We were previously a party to Greatbatch’s cash pooling arrangements with several financial institutions to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash was provided by Greatbatch to meet our financial obligations, which resulted in an increase in Greatbatch’s net investment in us. Furthermore, Greatbatch has paid for substantially all transaction costs, other than deferred financing fees for the credit facility, associated with the Spin-off. This financing and cash pooling arrangement with Greatbatch ended in connection with the completion of the Spin-off.

Because we were not the legal obligor of the debt obligation and Greatbatch’s outstanding borrowings were not directly attributable to our operations, Greatbatch’s outstanding indebtedness owed to third parties and the related interest expense have not been allocated to us for any of the periods presented in our Condensed Consolidated Financial Statements.

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future.

Immediately prior to the completion of the Spin-off, Greatbatch made a cash capital contribution of $75.0 million to us, which we will use for the development and commercialization of Algovita and general corporate purposes. This cash capital contribution, together with our cash on hand and borrowings under the Credit Facility, which are subject to compliance with specified conditions and covenants, is in an amount that we estimate will, based on our current plans and expectations, meet our cash needs for approximately two years after the completion of the Spin-off.  After such time, we will continue to explore strategic alternatives to finance our business plan, including but not limited to, a public offering of our common stock, private equity or debt financings, or other sources, such as strategic partnerships.  We are also focusing on increasing the sales of our products to generate cash flow to fund our operations. However, there can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing. Pursuant to the terms of the tax matters agreement with Greatbatch, for a period of two years following the date of the Spin-off, we will be prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in our capital stock that, when combined with any other acquisition of an interest in our capital stock that occurs after the Spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of our gross assets if such transfer, sale or other disposition would violate the IRS’ rules and regulations; (iii) liquidating our business or (iv) ceasing to maintain our active business. If we take any of these actions and such actions result in tax-related costs for Greatbatch, then we would generally be required to indemnify Greatbatch for such costs. If we are unable to raise or are prohibited under the terms of the tax matters agreement with Greatbatch from raising additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans.

Currently, we expect our research and development expenses for fiscal year 2016 to be between approximately $15 million and $20 million. These expenditures are primarily to continue our research and development program to enhance Algovita and develop our neurostimulation technology platform for uses in indications outside of SCS. We expect to finance our expenditures using the cash on-hand from the Greatbatch capital contribution or from internally generated funds. We may increase, decrease or re-allocate our anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

Consolidated Cash Flows

Net cash used in operating activities was $3.5 million for the first three months of 2016 compared to $6.0 million for the first three months of 2015. The primary components driving the change in cash used in operating activities was the increase in our net loss from operations (adjusted to exclude non-cash charges) and changes in working capital accounts.

Net cash used in investing activities was $0.7 million for the first three months of 2016 compared to $0.1 million for the first three months of 2015. Cash used in investing activities related to the purchases of property, plant, and equipment (“PP&E”). During fiscal year 2015, Greatbatch contributed a building and certain fixed assets located in Blaine, Minnesota to us for use in our operations, which had a net book value of $1.8 million, and these assets are now being fully utilized by Nuvectra. Previously, these assets were shared by various Greatbatch entities, and Greatbatch allocated costs to each entity. Additionally, during fiscal year 2015, we transferred certain machinery and equipment with a net book value of $2.0 million, which previously had been used for DVT, to Greatbatch to utilize in the production of Algovita. These transfers were treated as non-cash transactions in the Condensed Consolidated Cash Flows. As of April 1, 2016, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2016 are estimated at approximately $3.7 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility.

Net cash provided by financing activities was $94.3 million for the first three months of 2016 compared to $6.7 million for the first three months of 2015. Cash provided by financing activities was primarily composed of the investment provided by Greatbatch that was partially offset by the repurchase of non-controlling interests in Algostim and PelviStim, which was funded by a cash contribution from Greatbatch, and $15 million of borrowings under our credit facility partially offset by $0.3 million of debt issuance costs.

Credit Facility

On March 18, 2016, we entered into a Loan and Security Agreement (the “Credit Facility”), consisting of a $40 million term loan and a $5 million revolving line of credit. Under the terms of the Credit Facility, the term loan will be available for funding, subject to compliance with specified conditions and covenants, in three tranches with: (i) the initial tranche of $15.0 million funded at the closing of the Credit Facility, (ii) the second tranche of $12.5 million available for draw for sixty days after achieving trailing six-month revenues of greater than $13.5 million at any point between December 31, 2016 and June 30, 2017; and (iii) the third tranche of $12.5 million available for draw for sixty days after achieving trailing six-month revenues of greater than $20 million at any point between June 30, 2017 and December 31, 2017. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%. At April 1, 2016 the interest rate on borrowings under the Term Loans was 7.65%. The Credit Facility will provide for interest-only payments on outstanding term loan borrowings for 18 months after the first borrowing, if the second tranche of the term loan is not drawn, or 24 months after the first borrowing, if the second tranche of the term loan is drawn, followed by 36 months, if the second tranche of the term loan is not drawn, or 30 months, if the second tranche of the term loan is drawn, of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

In addition, under the terms of the Credit Facility, we will have access to a $5 million revolving line of credit, subject to an advance rate equal to 80% of eligible accounts receivable. This revolving line of credit has a maturity date that is two years from the date of execution of the definitive documentation for the Credit Facility. The revolving line of credit bears interest at the Wall Street Journal prime rate plus 3.45%, subject to an interest rate floor of 6.95%. Interest on outstanding borrowings under the revolving line of credit is due monthly. Additionally, our outstanding accounts receivable will be processed through a cash collection account and lockbox at one of the lenders for the Credit Facility, all amounts collected will be applied to reduce the outstanding principal amount of the revolving line of credit on a daily basis.

Under the terms for the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the term loan and the revolving line of credit. In addition, we will pay a final payment fee in an amount equal to 7.75% of the funded amount of the term loan, which final payment fee is due at the time of the final principal payment for the Credit Facility or upon early termination of the Credit Facility. To the extent that we satisfy the conditions and covenants to allow for drawing on the second or third tranches of the term loan but do not draw upon such tranche prior to the availability expiration date, we will pay a non-use fee of 2.00% of the unfunded amount of such tranche.

Finally, upon each draw of a tranche of the term loan, we will issue warrants to the lenders to purchase a number of shares of our common stock with a notional value equal to 4.5% of the funded amount of such tranche, with all warrants issued at such time of a tranche funding having an exercise price equal to the lower of the average closing price of our common stock for the ten previous days of trading or the closing price of our common stock on the day prior to such tranche funding. Each warrant is expected to be exercisable for ten years from the date of issuance.

In connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee in an amount equal to 2.50% of the aggregate principal amount of the Credit Facility.

The definitive documentation for the Credit Facility includes affirmative and negative covenants, including an affirmative covenant regarding minimum revenue requirements, prohibitions on the payment of cash dividends on our capital stock, and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The definitive documentation also includes a prepayment fee for the prepayment of the outstanding term loan balance prior to the maturity date in an amount equal to 3.00% of the prepaid term loan balance for a prepayment made during the first year after closing, 2.00% of the prepaid term loan balance for a prepayment made during the second year after closing and 1.00% of the prepaid term loan balance for a prepayment made thereafter. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property, which is subject to a negative pledge covenant.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 12 “Recently Issued Accounting Standards” of the notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk – We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis.

Market Price Risk – We had no hedge contracts outstanding as of April 1, 2016 or January 1, 2016.

Interest Rate Risk – The interest rate on any outstanding balance under the term loan of our Credit Facility is based upon the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%, thus subjecting us to interest rate risk. At April 1, 2016 our interest rate on the $15 million outstanding balance was 7.65%. A hypothetical 50 basis point increase in the interest rate would have increased annual interest expense on this credit facility by approximately $75,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in our reports that we file with the Securities and Exchange Commission as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of April 1, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect, in all material respects, the transactions of the Company and that we meet and achieve our control objectives. From time to time, we may experience changes to our internal controls due, for example, to employee turnover, re-balancing of workloads, extended absences, and promotions of employees. There were no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Periodically we are a party to various legal actions, both threatened and filed, arising in the normal course of business. While we do not expect that the ultimate resolution of any pending actions will have a material effect on our results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending or threatened legal action, which we currently believe to be immaterial, does not become material in the future.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Registration Statement on Form 10.

Our credit facility contains restrictions that limit our flexibility in operating our business.

In March 2016, we entered into a credit facility with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”) and drew down $15.0 million under the facility. Our credit facility contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

●	sell, lease, transfer, assign, or dispose of any part of our business or property;

●

create, incur, assume, or be liable for any indebtedness other than unsecured indebtedness to trade creditors incurred in the ordinary course of business and other permitted indebtedness as defined in the Credit Facility;

●	make restricted payments, including paying dividends on, repurchasing, or making distributions with respect to our capital stock;

●	make specified investments (including loans and advances);

●	merge or consolidate; and

●	enter into certain transactions with our affiliates.

In addition, if the Lenders fund the Term Loan B Commitment, we will be subject to a quarterly financial covenant requiring us to achieve consolidated revenues of at least 75% of our forecasts that have been previously approved by the Lenders. The covenants in our credit facility may limit our ability to take certain actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding and foreclose on the collateral granted to it to collateralize such indebtedness.

Our liquidity may be adversely impacted if we are unable to receive additional payments under our development agreement with Aleva Neurotherapeutics SA.

Pursuant to the terms of our development agreement with Aleva, we will be entitled to receive $6 million in the aggregate, which is to be paid in five installments with the final installment due during the third quarter of 2017 and $5 million of which is contingent upon Aleva’s receipt of sufficient financing from third party sources.  If Aleva is unable to obtain sufficient financing from such third party sources, we may not receive any future payments from Aleva and the failure to receive such payments could adversely impact our liquidity and cash flow and could limit our availability under the Credit Facility.  In such event, we may be unable to conduct all of the activities that we believe would be beneficial for our future growth.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the issuance of warrants to Oxford Finance LLC and Silicon Valley Bank, as disclosed in Note 5 of the notes to the Condensed Consolidated Financial Statements contained in Item 1 of this Report and on our report on Form 8-K filed with the SEC on March 18, 2016, there were no unregistered sales of equity securities during the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1

Separation and Distribution Agreement, dated March 14, 2016 between Greatbatch, Inc. and QiG Group, LLC (filed as an exhibit to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
10.1

Transition Services Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.2

Tax Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.3

Employee Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.3 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.4	Supply Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.4 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
10.5

Product Component and Framework Agreement, dated March 14, 2016, between Greatbatch Ltd. and
QiG Group, LLC (filed as Exhibit 10.5 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.6

Restricted License Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.6 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.7

Unrestricted License Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.7 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.8

License Agreement, dated March 13, 2016, between Greatbatch Ltd. and NeuroNexus Technologies, Inc. (filed as Exhibit 10.8 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.9

Agreement of Sublease, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.9 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.10

Office Lease, dated December 2, 2015, by and between EOS Development 1 LLC and Greatbatch Ltd., as assigned by Greatbatch Ltd. to Nuvectra Corporation on March 14, 2016 (filed as Exhibit 10.10 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.11

Loan and Security Agreement, dated March 18, 2016, among Oxford Finance, LLC, Silicon Valley Bank, Nuvectra Corporation, Algostim, LLC, PelviStim LLC and NeuroNexus Technologies, Inc. (filed as Exhibit 10.11 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.12	Nuvectra Corporation 2016 Equity Incentive Plan (filed as Exhibit 99.1 to Nuvectra Corporation’s Registration Statement on Form S-8 filed on March 14, 2016)
10.13	Form of Nonqualified Stock Option Agreement – Employee (filed as Exhibit 10.13 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†
10.14	Form of Restricted Stock Unit Agreement – Employee (filed as Exhibit 10.14 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.15	Form of Nonqualified Stock Option Agreement – Non-Employee Director (filed as Exhibit 10.15 to our current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)†
10.16	Form of Restricted Stock Unit Agreement – Non-Employee Director (filed as Exhibit 10.16 to our current report Form 8-K on March 18, 2016, and incorporated herein by reference)†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

100.INS	XBRL Instance Document*

100.SCH	XBRL Extension Schema Document*

100.CAL	XBRL Extension Calculation Linkbase Document*

100.LAB	XBRL Extension Label Linkbase Document*

100.PRE	XBRL Extension Presentation Linkbase Document*

100.DEF	XBRL Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVECTRA CORPORATION

Date: May 11, 2016	/s/ Scott F. Drees
Scott F. Drees
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2016	/s/ Walter Z. Berger
Walter Z. Berger
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Separation and Distribution Agreement, dated March 14, 2016 between Greatbatch, Inc. and QiG Group, LLC (filed as an exhibit to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
10.1

Transition Services Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.2

Tax Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.3

Employee Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.3to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.4	Supply Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.4to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)
10.5

Product Component and Framework Agreement, dated March 14, 2016, between Greatbatch Ltd. and
QiG Group, LLC (filed as Exhibit 10.5 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.6

Restricted License Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.6 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.7

Unrestricted License Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.7 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.8

License Agreement, dated March 13, 2016, between Greatbatch Ltd. and NeuroNexus Technologies, Inc. (filed as Exhibit 10.8 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.9

Agreement of Sublease, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.9 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.10

Office Lease, dated December 2, 2015, by and between EOS Development 1 LLC and Greatbatch Ltd., as assigned by Greatbatch Ltd. to Nuvectra Corporation on March 14, 2016 (filed as Exhibit 10.10 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.11

Loan and Security Agreement, dated March 18, 2016, among Oxford Finance, LLC, Silicon Valley Bank, Nuvectra Corporation, Algostim, LLC, PelviStim LLC and NeuroNexus Technologies, Inc. (filed as Exhibit 10.11 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.12	Nuvectra Corporation 2016 Equity Incentive Plan (filed as Exhibit 99.1 to Nuvectra Corporation’s Registration Statement on Form S-8 filed on March 14, 2016)
10.13	Form of Nonqualified Stock Option Agreement – Employee (filed as Exhibit 10.13 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†
10.14	Form of Restricted Stock Unit Agreement – Employee (filed as Exhibit 10.14 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†
10.15	Form of Nonqualified Stock Option Agreement – Non-Employee Director (filed as Exhibit 10.15 to our current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)†
10.16	Form of Restricted Stock Unit Agreement – Non-Employee Director (filed as Exhibit 10.16 to our current report Form 8-K on March 18, 2016, and incorporated herein by reference)†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

100.INS	XBRL Instance Document*

100.SCH	XBRL Extension Schema Document*

100.CAL	XBRL Extension Calculation Linkbase Document*

100.LAB	XBRL Extension Label Linkbase Document*

100.PRE	XBRL Extension Presentation Linkbase Document*

100.DEF	XBRL Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan arrangement.