Form 10-Q
period 2016-07-01
Nuvectra Corp
filed 2016-08-10
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

Commission File Number 001-37525

 _____________________________________

Nuvectra Corporation

(Exact name of Registrant as specified in its charter)

 _____________________________________

Delaware	30-0513847
(State of Incorporation)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 1100

Plano, Texas 75024

(Address of principal executive offices)

(214) 474-3103

(Registrant’s telephone number, including area code)

 _____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

As of August 2, 2016, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 10,277,629.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended July 1, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	July 1, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$83,525	$202
Trade accounts receivable, net of allowance for doubtful accounts of $37 in 2016 and $56 in 2015	2,024	417
Prepaid expenses and other current assets	1,589	145
Total current assets	87,138	764
Property, plant and equipment, net	5,493	4,469
Intangible assets, net	1,848	1,983
Goodwill	38,182	38,182
Other long-term assets	526	—
Total assets	$133,187	$45,398
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$5,813	$18
Amount due to non-controlling interests	—	6,818
Deferred revenue	1,418	—
Other accrued compensation	1,052	524
Accrued bonuses	1,029	198
Total current liabilities	9,312	7,558
Other long-term liabilities	657	—
Long-term debt, net	13,422	—
Total liabilities	23,391	7,558
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,268,912 and 0 shares issued and outstanding in 2016 and 2015, respectively	10	—
Additional paid-in capital	120,497	—
Retained deficit	(10,711)	(125,094)
Greatbatch’s net investment	—	162,934
Total stockholders’ equity	109,796	37,840
Total liabilities and stockholders’ equity	$133,187	$45,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales:
Product	$1,890	$1,497	$3,441	$2,671
Service	664	—	1,175	—
Total sales	2,554	1,497	4,616	2,671
Cost of sales:
Product	927	931	1,728	1,937
Service	336	—	590	—
Total cost of sales	1,263	931	2,318	1,937
Gross profit	1,291	566	2,298	734
Operating expenses:
Selling, general and administrative expenses	6,094	2,058	10,179	4,276
Research, development and engineering costs, net	3,447	4,652	6,983	7,691
Other operating expenses	—	34	469	458
Total operating expenses	9,541	6,744	17,631	12,425
Operating loss	(8,250)	(6,178)	(15,333)	(11,691)
Interest expense	464	—	523	—
Other expense	47	—	47	—
Loss before provision for income taxes	(8,761)	(6,178)	(15,903)	(11,691)
Provision for income taxes	—	—	—	—
Net loss	$(8,761)	$(6,178)	$(15,903)	$(11,691)
Comprehensive loss	$(8,761)	$(6,178)	$(15,903)	$(11,691)
Basic and diluted net loss per share	$(0.85)	$(0.60)	$(1.55)	$(1.14)
Basic and diluted weighted average shares outstanding	10,266	10,258	10,262	10,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net loss	$(15,903)	$(11,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938	298
Debt related amortization included in interest expense	188	—
Stock-based compensation	1,251	435
Loss on disposal of property, plant and equipment	21	—
Other non-cash losses, net	—	235
Changes in operating assets and liabilities:
Accounts receivable	(1,607)	150
Prepaid expenses and other current assets	(1,444)	177
Other long-term assets	(526)	—
Accounts payable and other current liabilities	7,602	(242)
Accrued bonuses	831	(263)
Other long-term liabilities	657	—
Net cash used in operating activities	(7,992)	(10,901)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,819)	(363)
Net cash used in investing activities	(1,819)	(363)
Cash flows from financing activities:
Borrowings under credit facility	15,000	—
Purchase of non-controlling interests	(6,818)	—
Net funding and capital contribution provided by Greatbatch	86,421	12,520
Proceeds from the exercise of stock options	59	—
Payment of debt issuance costs	(1,528)	—
Net cash provided by financing activities	93,134	12,520
Net increase in cash and cash equivalents	83,323	1,256
Cash and cash equivalents, beginning of period	202	418
Cash and cash equivalents, end of period	$83,525	$1,674

Supplemental Disclosure of Cash Flow Information:
During the six months ended July 1, 2016, Nuvectra acquired $1.9 million of property, plant and equipment, of which $0.1 million was accrued and $1.8 million was paid.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional			Total
	Common Stock		Paid-In	Retained	Greatbatch	Stockholders’
	Shares	Amount	Capital	Deficit	Net Investment	Equity
At January 1, 2016	—	$—	$—	$(125,094)	$162,934	$37,840
Issuance of common stock	10,258	10	119,624	125,094	(244,728)	—
Issuance of common stock warrants	—	—	238	—	—	238
Option exercises	11	—	59	—	—	59
Stock-based compensation	—	—	576	—	675	1,251
Capital contribution from Greatbatch	—	—	—	—	75,000	75,000
Net funding provided by Greatbatch	—	—	—	—	11,311	11,311
Net loss	—	—	—	(10,711)	(5,192)	(15,903)
At July 1, 2016	10,269	$10	$120,497	$(10,711)	$—	$109,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background – QiG Group, LLC (“QiG”) was a wholly-owned subsidiary of Integer Holdings Corporation (NYSE: ITGR), formerly known as Greatbatch, Inc., (“Greatbatch”). On July 30, 2015, Greatbatch announced that it intended to spin-off QiG and its neuromodulation medical device business from the remainder of its business through a distribution of all of the issued and outstanding shares of common stock of QiG to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off on March 14, 2016, QiG was converted into a corporation and changed its name to Nuvectra Corporation. Upon completion of the Spin-off, the Company became an independent publicly-traded company and Greatbatch does not own any shares of Nuvectra common stock.

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

QiG historically operated as part of Greatbatch and not as a separate stand-alone entity. Prior to March 14, 2016, the financial statements of QiG were prepared on a “combined” basis from the consolidated financial statements of Greatbatch to represent the financial position and performance of QiG as if it had existed on a stand-alone basis in conformity with GAAP. Those Combined Financial Statements included the assets and liabilities that had historically been held at Greatbatch but which were specifically identifiable or attributable to the Company or were transferred to the Company in connection with the Spin-off. All intercompany transactions and accounts within the Company have been eliminated. All transactions between the Company and Greatbatch were considered to be effectively settled in the Combined Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Combined Cash Flow Statements as a financing activity and in the Combined Balance Sheets as Greatbatch’s Net Investment.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

These Combined Financial Statements included an allocation of expenses related to certain Greatbatch corporate functions, including executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses were charged to the Company on the basis of direct usage, when identifiable, with the remainder allocated primarily on a pro rata basis of estimated hours incurred, headcount, square footage, or other measures. The Company’s management considers the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if the Company was an independent publicly-traded company or of the costs the Company will incur in the future. Following the Spin-off, Greatbatch has continued to provide many of these services on a transitional basis for a fee. See Note 11 “Related Party Transactions” for additional information.

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

Greatbatch’s Net Investment in these Financial Statements represented the excess of total assets over total liabilities prior to the Spin-off. Greatbatch’s Net Investment was primarily impacted by contributions from Greatbatch and net funding of Nuvectra’s expenses provided by Greatbatch. Greatbatch paid for substantially all transaction costs, other than deferred financing fees for the credit facility, associated with the Spin-off. The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future. Immediately prior to completion of the Spin-off, Greatbatch made a cash capital contribution to Nuvectra of $75 million. This cash capital contribution, together with the Company’s cash on hand and borrowings under the credit facility, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for approximately two years after the completion of the Spin-off. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past sought, and may in the future seek, to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships.  The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Fiscal Year End – The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter and first six month periods of 2016 and 2015 each contained 13 weeks and 26 weeks, respectively, and ended on July 1, and July 3, respectively.

Impairment of Long-Lived Assets – The Company assesses the impairment of definite-lived long-lived assets or asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered in deciding when to perform an impairment review include: a significant decrease in the market price of the asset or asset group; a significant change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

Goodwill is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on the last day of each fiscal year, or more frequently if certain events occur as described above. Goodwill is evaluated for impairment through the comparison of the fair value of the Company’s reporting unit to its carrying value. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of its reporting unit is greater than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a step zero assessment or if the fair value of the reporting unit is more-likely-than-not less than its carrying value, the Company must perform a two-step impairment test, and calculate the estimated fair value of the reporting unit. If, based upon the two-step impairment test, it is determined that the fair value of its reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Under the two-step approach, the fair value for the Company’s reporting unit is determined based on discounted cash flows and market multiples.

The Company completed its annual goodwill impairment assessment for fiscal year 2015 by performing a step zero qualitative analysis. As part of this analysis, the Company evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, cost factors, the status of the development of its medical device initiatives, the status of regulatory approvals, the competitive environment, results of the last impairment test, and the operational stability and the overall financial performance of its reporting unit. After completing the analysis, the Company determined that it was more likely than not that its reporting unit’s fair value was greater than the reporting unit’s carrying value and the two-step impairment test was not necessary.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

2.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At July 1, 2016
Technology and patents	$1,058	$(443)	$615
Customer lists	1,869	(636)	1,233
Total intangible assets	$2,927	$(1,079)	$1,848
At January 1, 2016
Technology and patents	$1,058	$(388)	$670
Customer lists	1,869	(556)	1,313
Total intangible assets	$2,927	$(944)	$1,983

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Cost of sales	$27	$33	$55	$66
Selling, general and administrative expenses	40	39	80	78
Total intangible asset amortization expense	$67	$72	$135	$144

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$134
2017	286
2018	298
2019	293
2020	209
Thereafter	628
Total estimated amortization expense	$1,848

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

3.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan (the “2016 Equity Plan”) was adopted by the Board of Managers of QiG Group, LLC and was subsequently ratified and approved by Nuvectra’s Board of Directors effective as of March 14, 2016. The 2016 Equity Plan provides that the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to the adjustment clauses in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 1,128,410.

During the second quarter of 2016 the Compensation Committee granted equity awards aggregating 763,468 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees.

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

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Stock options	$185	$54	$248	$108
Restricted stock and restricted stock units	360	165	1,003	327
Total stock-based compensation expense	$545	$219	$1,251	$435

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Selling, general and administrative expense	$453	$140	$619	$281
Research, development and engineering costs, net	92	79	163	154
Other operating expenses	—	—	469	—
Total stock-based compensation expense	$545	$219	$1,251	$435

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan are as follows:

Three and Six Months Ended July 3, 2016
Weighted average fair value	$4.50
Risk-free interest rate	1.72%
Expected volatility	55%
Expected life (in years)	10
Expected dividend yield	—%

The following table summarizes the stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price
Outstanding at March 14, 2016	605,257	$6.09
Granted	354,627	7.23
Exercised	(10,634)	5.57
Forfeited or expired	(7,543)	9.45
Outstanding at July 1, 2016	941,707	$6.50
Exercisable at July 1, 2016	479,647	$5.16

The following table summarizes the restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at March 14, 2016	172,115	$6.97
Granted	436,611	6.93
Vested	(2,117)	7.16
Forfeited	(8,973)	6.88
Nonvested at July 1, 2016	597,636	$6.94

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Nuvectra 2016 Bonus Plan – Under the terms of the Nuvectra Corporation 2016 Bonus Plan (the “2016 Bonus Plan”) there is an annual discretionary defined contribution cash bonus and a performance-based bonus plan based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra executive management. Compensation costs related to the 2016 Bonus Plan for the second quarter and first six months of 2016 were approximately $0.3 million and $1.0 million, respectively.

Algovita Bonus Plan – Prior to the Spin-off certain employees of Nuvectra participated in a performance-based bonus plan based upon the ultimate commercialization value, as defined in the bonus plan, of Algovita (the “Algovita Bonus Plan”). Compensation costs related to the Algovita Bonus Plan for the second quarter and first six months of 2015 were $0.5 million and $0.6 million, respectively. The Algovita Bonus Plan is no longer in effect and the Company will have no future liability under the Algovita Bonus Plan.

4.	OTHER OPERATING EXPENSES

Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Performance restricted stock expense	$—	$—	$469	$—
Cleveland facility shutdown	—	34	—	426
Other expenses	—	—	—	32
Total other operating expense	$—	$34	$469	$458

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

Other Expenses – During 2015, the Company recorded charges in connection with various asset disposals.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	July 1, 2016	January 1, 2016
Term loan	$16,163	$—
Deferred financing fees	(1,430)	—
Discount on debt	(1,311)	—
Total long-term debt	$13,422	$—

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

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 7.65%. At July 1, 2016 the interest rate on borrowings under the term loan was 7.65%. The Company pays monthly accrued interest only on the Term Loans through September 2017 (or March 2018 if the Term Loan B Commitment is funded), and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 36 months (or 30 months if the Term Loan B Commitment is funded). At the maturity of the Term Loans, on September 1, 2020, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in substance discount and will be amortized using the effective interest method over the life of the loan. The Revolving Loans bear interest at a floating rate equal to the prime rate plus 3.45%, with a floor of 6.95%. The Company pays monthly accrued interest only on the Revolving Loans until maturity on March 18, 2018, at which time all principal on the Revolving Loans will be due and payable. There were no borrowings on the Revolving Loans as of July 1, 2016.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Upon the funding of each of the Term Loan B Commitment and the Term Loan C Commitment, as applicable, Oxford Finance LLC and Silicon Valley Bank will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the Term Loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the trading price of Nuvectra common shares on the date of funding. The fair value of these future warrants as of July 1, 2016 was approximately $0.6 million and is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet. As of April 1, 2016, these warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be remeasured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At January 1, 2016	$—
Additions during the period	1,528
Amortization during the period	(98)

At July 1, 2016	$1,430

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” the Company has presented debt issuance costs as a direct deduction from Long-Term Debt in the Condensed Consolidated Balance Sheet.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. As of July 1, 2016, the total contractual obligation related to inventory purchase orders with Greatbatch is approximately $6.3 million. As of July 1, 2016, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2016 are estimated at approximately $2.1 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. The Company’s significant long-term obligations are operating leases on its facilities.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.	EARNINGS PER SHARE (“EPS”)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the Company had no potentially dilutive securities outstanding for any of the periods presented. Prior to the Spin-off, the Company operated as part of Greatbatch and not as a separate entity. As a result, the Company did not have any common shares outstanding prior to March 14, 2016. The calculation of basic and diluted net loss per share assumes that the 10,258,278 shares issued to Greatbatch shareholders in connection with the Spin-off have been outstanding for all prior periods presented.

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Basic net loss per share:
Net loss	$(8,761)	$(6,178)	$(15,903)	$(11,691)
Weighted average common shares outstanding	10,266	10,258	10,262	10,258
Basic net loss per share	$(0.85)	$(0.60)	$(1.55)	$(1.14)
Diluted net loss per share:
Net loss	$(8,761)	$(6,178)	$(15,903)	$(11,691)
Weighted average common shares outstanding	10,266	10,258	10,262	10,258
Dilutive stock options, restricted stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – assuming dilution	10,266	10,258	10,262	10,258
Diluted net loss per share	$(0.85)	$(0.60)	$(1.55)	$(1.14)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,652	1,652	1,652	1,652

9.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of July 1, 2016, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants as of the date of issuance was approximately $0.5 million, which has been recorded as a liability in the Condensed Consolidated Balance Sheet. The estimated fair value of the warrant liability will be revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to operating earnings. For the three and six months ended July 1, 2016, the Company recorded approximately $0.1 million in fair value adjustments. The estimated fair value of the warrants as of July 1, 2016 was approximately $0.6 million.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

The Company operates as one reportable segment. Nuvectra’s revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees and sales from the limited release of Algovita in the United States and Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, technology licensing fees, development service fees, and royalty fees. Product line sales for the Company were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Neural interface components and systems	$1,321	$1,032	$2,457	$1,754
Development and engineering service	664	—	1,175	—
Algovita	569	465	984	917

Total sales	$2,554	$1,497	$4,616	$2,671

Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales by geographic area:
United States	$1,163	$495	$1,827	$821
Non-Domestic locations:
Germany	309	555	865	1,062
Rest of world	1,082	447	1,924	788

Total sales	$2,554	$1,497	$4,616	$2,671

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Corporate Overhead Allocations from Greatbatch – As discussed in Note 1 “Summary of Significant Accounting Policies,” the Company historically operated as part of Greatbatch and as a result shared many overhead functions and services performed by various Greatbatch corporate departments. Costs of these departments were allocated across the Greatbatch entities, including the Company, that benefited from those services during the periods presented herein. The indirect costs allocated included executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses have been charged to the Company on a pro rata basis based upon estimated hours incurred, headcount, square footage, or other measures. The Company considers the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if the Company was an independent publicly-traded company or of the costs the Company will incur in the future. At this time, the Company is unable to determine what its expenses would have been on a standalone basis if the Company had operated as an unaffiliated entity for each period in which a statement of operations is presented. Beginning in 2016 research, development and engineering costs were no longer allocated to the Company as it was not receiving a benefit from these services.

Corporate overhead allocations from Greatbatch were classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Selling, general and administrative expenses	$—	$252	$236	$517
Research, development and engineering costs, net	—	445	—	890

Total	$—	$697	$236	$1,407

The Company entered into, or amended, various agreements with Greatbatch to effect the Spin-off and to provide a framework for the Company’s relationship with Greatbatch going forward after the Spin-off including a supply agreement, license agreements, a separation and distribution agreement, a tax matters agreement, a transition services agreement and an employee matters agreement, which provided for the allocation between Nuvectra and Greatbatch of assets, employees, liabilities and obligations (including PP&E, employee benefits, and tax-related assets and liabilities) attributable to the Company’s business for the period prior to, at, and after the Spin-off. Immediately prior to the completion of the Spin-off, Greatbatch made a cash capital contribution to Nuvectra of $75.0 million. This cash capital contribution, together with the Company’s cash on hand and borrowings under the Credit Facility, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for approximately two years after the completion of the Spin-off. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past sought, and may in the future seek, to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships.  The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Supply Agreement – The Company has a supply agreement with Greatbatch pursuant to which Greatbatch manufactures Algovita and certain of its components. Total charges incurred under this supply agreement are included in cost of sales. For further information, refer to the combined financial statements and notes included in the Company’s Registration Statement on Form 10.

Purchase of Non-controlling Interests – During the fourth quarter of 2015, the Company purchased the outstanding non-controlling interests of Algostim and PelviStim for $16.7 million, of which $9.9 million was paid in 2015 and $6.8 million was accrued at January 1, 2016 and paid by Greatbatch in January 2016 prior to the Spin-off. Included in the purchased amount was $6.9 million paid to Drees Holding LLC, which is a limited liability company of which Scott F. Drees, CEO of Nuvectra, is the principal owner and the sole managing director and approximately $848 thousand paid to Norbert Kaula, Executive Vice President of Research and Development of Nuvectra. Mr. Drees and Mr. Kaula each received their interests in Algostim and PelviStim in connection with entering into a long-term consulting agreement with Nuvectra and prior to being appointed to their current positions. The consulting agreements were terminated in connection with Mr. Drees and Mr. Kaula agreeing to serve in their current roles for Nuvectra. The buyout of the non-controlling interests was funded by a cash contribution from Greatbatch.

12.	RECENTLY ISSUED ACCOUNTING STANDARDS

In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB, Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), and other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-9. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The purpose of ASU 2016-11 is to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments in ASU 2016-11 related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. In May 2016, the FASB also issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-9. The Company is currently assessing the financial impact of adopting these ASUs and the methods of adoption. Given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.

13.	subsequent events

The Company evaluated subsequent events for recognition or disclosure through August 10, 2016, the date the Condensed Consolidated Financial Statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements can be identified by the use of words such as, but not limited to: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “target,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “can,” “continue,” “could,” “should,” “would,” “will,” and similar expressions or references to future periods. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include: (i) our ability to successfully commercialize Algovita and to develop, complete and commercialize enhancements or improvements to Algovita; (ii) our ability to successfully compete with our current SCS competitors and the ability of our U.S. sales representatives to successfully establish market share and acceptance of Algovita, (iii) our ability to demonstrate the features, perceived benefits and capabilities of Algovita to physicians and patients in competition with similar products already well established and sold in the SCS market; (iv) our ability to anticipate and satisfy customer needs and preferences and to develop, introduce and commercialize new products or advancements and improvements to Algovita in order to successfully meet our customers’ expectations; (v) the outcome of our development plans for our neurostimulation technology platform, including our ability to identify additional indications or conditions for which we may develop neurostimulation medical devices or therapies and seek regulatory approval thereof; (vi) our ability to identify business development and growth opportunities and to successfully execute on our strategy, including our ability to seek and develop strategic partnerships with third parties to, among other things, fund clinical and development costs for new product offerings; (vii) our ability to successfully build, attract and maintain an effective commercial infrastructure and qualified sales force in the United States; (viii) our compliance with all regulatory and legal requirements regarding implantable medical devices and interactions with healthcare professionals; (ix) any product recalls, or the receipt of any warning letters, mandatory corrections or fines from any governmental or regulatory agency; and (x) our ability to satisfy the conditions and covenants, including trailing six month revenue milestones, of our Credit Facility.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Nuvectra’s Registration Statement on Form 10. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

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

We submitted a premarket approval application for Algovita to the FDA in December 2013. On November 30, 2015, Greatbatch announced receipt of premarket approval for Algovita. We are currently in the initial stages of commercializing and introducing Algovita to the U.S. market. Algovita obtained CE mark approval on June 17, 2014 through our notified body, TÜV SÜD America, and has been commercially available to patients in Germany and several other European countries since November 2014. Algovita was previously being commercialized through our Algostim subsidiary that is 100% owned by us as of January 1, 2016.

One of our other subsidiaries, PelviStim, was also 100% owned by us as of January 1, 2016, and is focused on the commercialization of VirtisTM, the second application of our neurostimulation technology platform and our first product for the SNS market.

Prior to the fourth quarter of 2015, we owned 89% of Algostim and PelviStim. Under the operating agreements governing Algostim and PelviStim, we funded 100% of the expenses incurred by Algostim or PelviStim, as applicable, and no distributions were to be made to non-controlling interest holders of Algostim or PelviStim, as applicable, until we were reimbursed for these expenses. During the fourth quarter of 2015, we purchased the outstanding non-controlling interests of Algostim and PelviStim for $16.7 million of which $9.9 million was paid in 2015 and $6.8 million was accrued at January 1, 2016 and paid by Greatbatch in January 2016 prior to the Spin-off. Included in this amount was $6.9 million paid to Drees Holding LLC, which is a limited liability company of which Scott F. Drees, our Chief Executive Officer, is the principal owner and the sole managing director and approximately $848 thousand paid to Norbert Kaula, Executive Vice President of Research and Development of Nuvectra. Mr. Drees and Mr. Kaula each received their interests in Algostim and PelviStim in connection with entering into a long-term consulting agreement with us and prior to being appointed to their current positions. The consulting agreements were terminated in connection with Mr. Drees and Mr. Kaula agreeing to serve in their current roles for Nuvectra. The purchase of the outstanding non-controlling interests was funded by a cash contribution from Greatbatch.

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

Our revenues include sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees, and a limited release of Algovita in Europe and the United States. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our launch commercially in the United States, technology licensing and royalty fees, and additional development and engineering service fees.

Prior to the Spin-off, our expenses included an allocation of general corporate overhead expenses from Greatbatch relating to the following support functions provided for us by Greatbatch: executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses were charged to us on the basis of direct usage, when identifiable, with the remainder allocated primarily on a pro rata basis of estimated hours incurred, headcount, square footage, or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if we were an independent publicly-traded company or of the costs we will incur in the future. Following the Spin-off, Greatbatch has continued to provide services related to certain of these functions for us on a transitional basis for a fee pursuant to our transition services agreement. At this time, we are unable to determine what our expenses would have been on a standalone basis if we had operated as an unaffiliated entity for each period in which a statement of operations is presented.

Our Customers

Our customers include physicians, hospitals, surgery centers and other institutions, scientists or universities throughout the world who perform research for the neuroscience and clinical markets. Algovita was designed to provide pain management solutions to patients that have evolving requirements and needs. We are still developing our customer base for Algovita, which includes hospital and medical facilities served through a direct sales force and third-party distributors; therefore, the nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Additionally, our customers include a strategic development partner in the DBS market.

Strategic and Financial Overview

We are a neurostimulation medical device company formed in 2008 to design and develop our neurostimulation technology platform for use in multiple different indications. Since our inception, the majority of our resources have been spent designing and developing Algovita. SCS was chosen as the first sector of the neurostimulation market to pursue, as we believe that it is a high growth and established market, there is an established regulatory and reimbursement pathway, and we believe that there are significant unmet needs in the SCS market. We currently have four significant competitors in the United States who may be better capitalized and who offer similar SCS devices that are already established and accepted in the market. While the competitive landscape for SCS remains challenging and we may face barriers to market acceptance of our product, we believe Algovita has certain differentiating features from other existing SCS systems that offer our patients and customers a broad set of capabilities and treatment options. Our U.S. sales team, in conjunction with marketing, is in the process of communicating and demonstrating to potential customers the features, perceived benefits and capabilities of Algovita.

We have a history of significant net losses, and we expect to continue to incur net losses for the foreseeable future. We expect that future revenue growth will come largely from sales of Algovita in the United States market beginning in the second half of 2016.

Since submitting our premarket approval application for Algovita, we have accelerated the process of leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as DBS, SNS, and are exploring other emerging indications.

We have entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete system for use in the DBS market for the treatment of Parkinson’s disease. Pursuant to the terms of the development agreement, Aleva will pay us $6 million in the aggregate, which is to be paid in five installments with the final installment due during the third quarter of 2017 and $3.5 million of which is contingent upon Aleva’s receipt of sufficient financing from third party sources. In connection with this development partnership with Aleva, we expect, in the future, to enter into an exclusive license agreement with Aleva whereby we will license certain of our intellectual property rights to Aleva for use in the field of use consisting of DBS for the treatment of Parkinson’s disease in exchange for a royalty payment. In addition, in connection with the completion of the Spin-off, Greatbatch assigned to us, based upon its equity ownership interest in Aleva, the right to receive, contingent upon the occurrence of a sale, asset transfer, or other liquidity event with respect to Aleva: (i) a technology access success fee of up to CHF 7 million (which translated to approximately $7.2 million at July 1, 2016), with the actual amount to be received computed based upon the proceeds received by Aleva or its shareholders in the liquidity event; and (ii) the right to receive a payment, upon the occurrence of the liquidity event, in an amount equal to the difference between the liquidity event proceeds to be received by Greatbatch based upon its equity ownership interest in Aleva and 19.9%, 15.5%, or 10.0%, as may be applicable at such time based upon Greatbatch’s funding of future equity investments in Aleva, of the total amount of the proceeds received by Aleva or its shareholders upon the occurrence of the liquidity event.

We also intend to pursue other strategic partnerships to fund clinical and development costs of new products, expand our product distribution channels, supplement our product commercialization efforts, obtain assistance in designing and performing clinical studies and post market studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The second quarter and first six month periods of 2016 and 2015 each contained 13 weeks and 26 weeks, respectively, and ended on July 1, and July 3, respectively. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form 10. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	July 1,	July 3,	Change		July 1,	July 3,	Change
	2016	2015	$	%	2016	2015	$	%
Sales:
Neural interface components and systems	$1,321	$1,032	$289	28%	$2,457	$1,754	$703	40%
Development and engineering services	664	—	664	100%	1,175	—	1,175	100%
Algovita	569	465	104	22%	984	917	67	7%
Total sales	2,554	1,497	1,057	71%	4,616	2,671	1,945	73%
Cost of sales	1,263	931	332	36%	2,318	1,937	381	20%
Gross profit	1,291	566	725	128%	2,298	734	1,564	213%
Gross profit as a % of sales	50.5%	37.8%			49.8%	27.5%
Selling, general and administrative expenses (SG&A)	6,094	2,058	4,036	196%	10,179	4,276	5,903	138%
SG&A as a % of total operating expenses	63.9%	30.5%			57.7%	34.4%
Research, development and engineering costs, net (RD&E)	3,447	4,652	(1,205)	(26)%	6,983	7,691	(708)	(9)%
RD&E as a % of total operating expenses	36.1%	69.0%			39.6%	61.9%
Other operating expenses, net	—	34	(34)	(100)%	469	458	11	2%
Operating loss	(8,250)	(6,178)	(2,072)	34%	(15,333)	(11,691)	(3,642)	31%
Interest expense	464	—	464	100%	523	—	523	100%
Other expense, net	47	—	47	100%	47	—	47	100%
Provision for income taxes	—	—	—	—	—	—	—	—
Effective tax rate	0.0%	0.0%			0.0%	0.0%
Net loss	$(8,761)	$(6,178)	$(2,583)	42%	$(15,903)	$(11,691)	$(4,212)	36%
Diluted earnings per share	$(0.85)	$(0.60)	$(0.25)	42%	$(1.55)	$(1.14)	$(0.41)	36%

Sales

Neural Interface Components and Systems. Neural interface components and systems consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. The primary factor behind the 28% increase in sales from the second quarter of 2015 to the second quarter of 2016 and the 40% increase in sales from the first six months of 2015 to the first six months of 2016 was due to increased volume of component sales. Price fluctuations did not have a significant impact on sales for the periods presented.

Development and Engineering Service. We have entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete system for use in the DBS market for the treatment of Parkinson’s disease. Pursuant to the terms of the development agreement, Aleva will pay us $6 million in the aggregate, which is to be paid in five installments with the final installment due during the third quarter of 2017 and $3.5 million of which is contingent upon Aleva’s receipt of sufficient financing from third party sources. In connection with this agreement, we recognized $0.7 million and $1.2 million of revenue during the second quarter and first six months of 2016, respectively.

Algovita. The primary factor behind the 22% increase in sales from second quarter of 2015 to the second quarter of 2016 was due to sales in the United States as a result of the commercial launch of Algovita in the United States during the first quarter of 2016. The slight increase in sales from the first six months of 2015 to the first six months of 2016 was due to sales in the United States partially offset by lower European sales. The limited release of Algovita in Europe during the fourth quarter of 2014 resulted in higher than normal sales during the first half of 2015 compared to the first half of 2016. We expect to continue to build our worldwide sales organization for Algovita consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States to support future growth.

Cost of Sales

Cost of sales consists of the costs of materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 36% increase in cost of sales from second quarter of 2015 to the second quarter of 2016 was the increased revenue of our development and engineering services, as discussed above.

From the second quarter of 2015 to the second quarter of 2016 our gross profit increased $0.7 million or 128%, and our gross profit as a percentage of sales, or Gross Margin, increased to 50.5% in the second quarter of 2016 from 37.8% in the second quarter of 2015. These increases were due to a shift in mix toward higher margin products and services.

The primary factor behind the 20% increase in cost of sales from the first six months of 2015 to the first six months of 2016 was the increased revenue, as discussed above, partially offset by a decrease for Algovita as a result of our new supply agreement pricing with Greatbatch. We expect that our cost of sales will continue to increase as our sales continue to grow.

From the first six months of 2015 to the first six months of 2016 our gross profit increased $1.6 million or 213%. Additionally, our gross profit as a percentage of sales, or Gross Margin, increased to 49.8% in the first six months of 2016 from 27.5% in the first six months of 2015. These increases were primarily due to a shift in mix toward higher margin products and services, as well as pricing improvements under our supply agreement with Greatbatch for Algovita. The Algovita units sold in the first half of 2015 had negative gross profit as the cost of purchasing these units from Greatbatch was above their selling price given the initial production set-up costs and low volume of production. Purchase orders and our new supply agreement pricing now govern the current price paid to Greatbatch for each Algovita system.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $4.0 million, or nearly 200%, from the second quarter of 2015 to the second quarter of 2016. This increase was primarily the result of increased salary and employee benefits as we have begun to build our worldwide sales organization and establish corporate support functions as an independent publicly-traded company.

SG&A expenses increased $5.9 million, or 138%, from the first six months of 2015 to the first six months of 2016. This increase was primarily the result of increased salary and employee benefits as we have begun to build our worldwide sales organization and establish corporate support functions as an independent publicly-traded company.

Going forward, we expect SG&A expenses to increase as we continue to build and expand our worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States. We expect that this will require recruiting appropriate and qualified direct sales representatives and independent sales agents, establishing a commercial infrastructure in the United States and training our direct sales representatives and independent sales agents; which will require a significant investment by us. Thereafter, we expect that our sales representatives and independent sales agents will require lead time in the field to access and grow their network of accounts and produce sales results. We believe that successfully recruiting, training and retaining a sufficient number of productive sales representatives and independent sales agents is important in achieving our future growth objectives.

After March 14, 2016, our SG&A expenses no longer include an allocation of corporate expenses from Greatbatch but instead reflect fees paid to Greatbatch to provide certain corporate support functions on a transitional basis under the transition services agreement. These corporate allocations included charges for executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities that totaled $252 thousand and $517 thousand of SG&A expenses for the three and six months ended July 3, 2015, respectively, and $236 thousand for the six months ended July 1, 2016. There were no such charges during the three months ended July 1, 2016. These expenses have been charged to us on a pro rata basis based upon estimated hours incurred, headcount, square footage, or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if we operated as an independent publicly-traded company or of the costs we will incur in the future. At this time, we are unable to determine what our expenses would have been on a standalone basis if we had operated as an unaffiliated entity for each period in which a statement of operations is presented.

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

RD&E costs for the second quarter of 2016 decreased $1.2 million, or 26%, compared to the second quarter of 2015. This decrease was primarily due to decreased personnel-related expenses and no allocation of corporate expenses from Greatbatch. RD&E costs decreased $0.7 million for the year-to-date period primarily due to receiving no allocation of corporate expenses from Greatbatch. As we must continually strive to anticipate and meet our customers’ and patients’ evolving needs and preferences, we expect to invest in product development, product enhancements and improvements and future clinical studies to further develop and update our existing technologies and to expand the features offered in Algovita. We also intend to continue to pursue strategic partnerships to fund clinical and development costs, in part or in full, of new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, obtain assistance in performing clinical studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Other Operating Expenses

Other operating expenses were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Performance restricted stock expense	$—	$—	$469	$—
Cleveland facility shutdown	—	34	—	426
Other expenses	—	—	—	32

Total other operating expense	$—	$34	$469	$458

For additional information, see Note 4 “Other Operating Expenses” of the notes to our Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the second quarter and first six months of 2016 was $464 thousand and $523 thousand, respectively. Interest expense is related to the Term Loan A Commitment that was funded on March 18, 2016 and amortization of deferred financing fees and discounts on debt. For additional information, see Note 5 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Provision for Income Taxes

During the second quarters of 2016 and 2015, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. Accordingly, our provision for income taxes for the second quarter and first six months of both 2016 and 2015 was $0.

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

Immediately prior to the completion of the Spin-off, Greatbatch made a cash capital contribution of $75.0 million to us, which we will use for the development and commercialization of Algovita and general corporate purposes. This cash capital contribution, together with our cash on hand and borrowings under the Credit Facility, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is in an amount that we estimate will, based on our current plans and expectations, meet our cash needs for approximately two years after the completion of the Spin-off. We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past sought, and may in the future seek, to explore strategic alternatives to finance our business plan, including but not limited to, a public offering of our common stock, private equity or debt financings, or other sources, such as strategic partnerships.  We are also focusing on increasing the sales of our products to generate cash flow to fund our operations. However, there can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing. Pursuant to the terms of the tax matters agreement with Greatbatch, for a period of two years following the date of the Spin-off, we will be prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in our capital stock that, when combined with any other acquisition of an interest in our capital stock that occurs after the Spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of our gross assets if such transfer, sale or other disposition would violate the IRS’ rules and regulations; (iii) liquidating our business or (iv) ceasing to maintain our active business. If we take any of these actions and such actions result in tax-related costs for Greatbatch, then we would generally be required to indemnify Greatbatch for such costs. If we are unable to raise or are prohibited under the terms of the tax matters agreement with Greatbatch from raising additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans.

Currently, we expect our research and development expenses for fiscal year 2016 to be between approximately $15 million and $20 million. These expenditures are primarily to continue and expand our research and development program to enhance and improve Algovita and to develop our neurostimulation technology platform for uses in indications outside of SCS. We expect to finance our expenditures using the cash on-hand from the Greatbatch capital contribution or from internally generated funds. We may increase, decrease or re-allocate our anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

Consolidated Cash Flows

Net cash used in operating activities was $8.0 million for the first six months of 2016 compared to $10.9 million for the first six months of 2015. The primary components driving the change in cash used in operating activities was the increase in our net loss from operations (adjusted to exclude non-cash charges) and changes in working capital accounts.

Net cash used in investing activities was $1.8 million for the first six months of 2016 compared to $0.4 million for the first six months of 2015. Cash used in investing activities related to the purchases of property, plant, and equipment (“PP&E”). During fiscal year 2015, Greatbatch contributed a building and certain fixed assets located in Blaine, Minnesota to us for use in our operations, which had a net book value of $1.8 million, and these assets are now being fully utilized by Nuvectra. Previously, these assets were shared by various Greatbatch entities, and Greatbatch allocated costs to each entity. Additionally, during fiscal year 2015, we transferred certain machinery and equipment with a net book value of $2.0 million, which previously had been used for DVT, to Greatbatch to utilize in the production of Algovita. These transfers were treated as non-cash transactions in the Condensed Consolidated Cash Flows. As of July 1, 2016, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2016 are estimated at approximately $2.1 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility.

Net cash provided by financing activities was $93.1 million for the first six months of 2016 compared to $12.5 million for the first six months of 2015. Cash provided by financing activities was primarily composed of the investment provided by Greatbatch that was partially offset by the repurchase of non-controlling interests in Algostim and PelviStim, which was funded by a cash contribution from Greatbatch, and $15 million of borrowings under our credit facility partially offset by $1.5 million of debt issuance costs.

Credit Facility

On March 18, 2016, we entered into a Loan and Security Agreement (the “Credit Facility”), consisting of a $40 million term loan and a $5 million revolving line of credit. Under the terms of the Credit Facility, the term loan is available for funding, subject to compliance with specified conditions and covenants, in three tranches with: (i) the initial tranche of $15.0 million funded at the closing of the Credit Facility, (ii) the second tranche of $12.5 million available for draw for sixty days after achieving trailing six month revenues of greater than $13.5 million at any point between December 31, 2016 and June 30, 2017; and (iii) the third tranche of $12.5 million available for draw for sixty days after achieving trailing six month revenues of greater than $20 million at any point between June 30, 2017 and December 31, 2017. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%. At July 1, 2016 the interest rate on borrowings under the term loan was 7.65%. The Credit Facility provides for interest-only payments on outstanding term loan borrowings for 18 months after the first borrowing, if the second tranche of the term loan is not drawn, or 24 months after the first borrowing, if the second tranche of the term loan is drawn, followed by 36 months, if the second tranche of the term loan is not drawn, or 30 months, if the second tranche of the term loan is drawn, of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

In addition, under the terms of the Credit Facility, we have access to a $5 million revolving line of credit, subject to an advance rate equal to 80% of eligible accounts receivable. This revolving line of credit has a maturity date of March 18, 2018. The revolving line of credit bears interest at the Wall Street Journal prime rate plus 3.45%, subject to an interest rate floor of 6.95%. Interest on outstanding borrowings under the revolving line of credit is due monthly. Additionally, our outstanding accounts receivable will be processed through a cash collection account and lockbox at one of the lenders for the Credit Facility, with all amounts collected being applied to reduce the outstanding principal amount of the revolving line of credit on a daily basis.

Under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the term loan and the revolving line of credit. In addition, we will pay a final payment fee in an amount equal to 7.75% of the funded amount of the term loan, which final payment fee is due at the time of the final principal payment for the Credit Facility or upon early termination of the Credit Facility. We must meet certain revenue thresholds and other conditions and covenants in order to draw on the second and third tranches of the term loan. If we satisfy the conditions and covenants to allow for drawing on the second or third tranches of the term loan but do not draw upon such tranche prior to the availability expiration date, we will pay a non-use fee of 2.00% of the unfunded amount of such tranche.

If available and we draw on a tranche of the term loan, we will issue warrants to the lenders to purchase a number of shares of our common stock with a notional value equal to 4.5% of the funded amount of such tranche, with all warrants issued at such time having an exercise price equal to the lower of the average closing price of our common stock for the ten previous days of trading or the closing price of our common stock on the day prior to such tranche funding. Each warrant is expected to be exercisable for ten years from the date of issuance.

In connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee of $1,125,000, which equals 2.50% of the aggregate principal amount of the Credit Facility.

The Credit Facility includes affirmative and negative covenants, including an affirmative covenant regarding minimum revenue requirements, prohibitions on the payment of cash dividends on our capital stock, and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Credit Facility includes a prepayment fee for the prepayment of the outstanding term loan balance prior to the maturity date in an amount equal to 3.00% of the prepaid term loan balance for a prepayment made during the first year after closing, 2.00% of the prepaid term loan balance for a prepayment made during the second year after closing and 1.00% of the prepaid term loan balance for a prepayment made thereafter. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property, which is subject to a negative pledge covenant.

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

Market Price Risk – We had no hedge contracts outstanding as of July 1, 2016 or January 1, 2016.

Interest Rate Risk – The interest rate on any outstanding balance under the term loan of our Credit Facility is based upon the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%, thus subjecting us to interest rate risk. At July 1, 2016 our interest rate on the $15 million outstanding balance was 7.65%. A hypothetical 50 basis point increase in the interest rate would have increased annual interest expense on this credit facility by approximately $75,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in our reports that we file with the Securities and Exchange Commission as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of July 1, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

Other than as described herein and in our other periodic filings including our Quarterly Report on Form 10-Q for the quarter ended April 1, 2016 filed on May 11, 2016 and our Current Reports on Form 8-K filed on March 18, March 30, April 7, May 11, June 17, and July 29, 2016, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Registration Statement on Form 10.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.1

License Agreement, dated June 14, 2016, between Nuvectra Corporation and Aleva Neurotherapeutics S.A. (filed as Exhibit 10.1 to our current report on Form 8-K on June 17, 2016, and incorporated herein by reference)

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

NUVECTRA CORPORATION

Date: August 10, 2016	/s/ Scott F. Drees
Scott F. Drees
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2016	/s/ Walter Z. Berger
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

10.1

License Agreement, dated June 14 2016, between Nuvectra Corporation and Aleva Neurotherapeutics S.A. (filed as Exhibit 10.1 to our current report on Form 8-K on June 17, 2016, and incorporated herein by reference)

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