Form 10-Q
period 2016-09-30
Nuvectra Corp
filed 2016-11-09
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 10,309,065.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended September 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	September 30, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$75,623	$202
Trade accounts receivable, net of allowance for doubtful accounts of $8 in fiscal 2016 and $56 in fiscal 2015	2,142	417
Prepaid expenses and other current assets	1,976	145
Total current assets	79,741	764
Property, plant and equipment, net	6,564	4,469
Intangible assets, net	1,786	1,983
Goodwill	38,182	38,182
Other long-term assets	526	—
Total assets	$126,799	$45,398
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$8,448	$18
Amount due to non-controlling interests	—	6,818
Deferred revenue	547	—
Other accrued compensation	1,459	524
Accrued bonuses	434	198
Total current liabilities	10,888	7,558
Other long-term liabilities	1,360	—
Long-term debt, net	13,583	—
Total liabilities	25,831	7,558
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,288,856 and 0 shares issued and outstanding in fiscal 2016 and fiscal 2015, respectively	10	—
Additional paid-in capital	121,119	—
Accumulated deficit	(20,161)	(125,094)
Greatbatch’s net investment	—	162,934
Total stockholders’ equity	100,968	37,840
Total liabilities and stockholders’ equity	$126,799	$45,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales:
Product	$2,603	$1,271	$6,044	$3,942
Service	1,163	—	2,338	—
Total sales	3,766	1,271	8,382	3,942
Cost of sales:
Product	1,144	538	2,872	2,475
Service	484	—	1,074	—
Total cost of sales	1,628	538	3,946	2,475
Gross profit	2,138	733	4,436	1,467
Operating expenses:
Selling, general and administrative expenses	8,006	3,914	18,185	8,190
Research, development and engineering costs, net	3,114	4,051	10,097	11,742
Other operating expenses (income)	7	(198)	476	260
Total operating expenses	11,127	7,767	28,758	20,192
Operating loss	(8,989)	(7,034)	(24,322)	(18,725)
Interest expense	455	—	978	—
Other expense, net	6	—	53	—
Loss before provision for income taxes	(9,450)	(7,034)	(25,353)	(18,725)
Provision for income taxes	—	—	—	—
Net loss	$(9,450)	$(7,034)	$(25,353)	$(18,725)
Comprehensive loss	$(9,450)	$(7,034)	$(25,353)	$(18,725)
Basic and diluted net loss per share	$(0.92)	$(0.69)	$(2.47)	$(1.83)
Basic and diluted weighted average shares outstanding	10,279	10,258	10,268	10,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net loss	$(25,353)	$(18,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,570	437
Debt related amortization included in interest expense	349	—
Stock-based compensation	1,799	702
Loss on disposal of property, plant and equipment	28	—
Other non-cash losses, net	—	235
Changes in operating assets and liabilities:
Accounts receivable	(1,725)	174
Prepaid expenses and other current assets	(1,831)	140
Other long-term assets	(526)	—
Accounts payable and other current liabilities	9,719	(238)
Accrued bonuses	236	1,724
Other long-term liabilities	1,360	—
Net cash used in operating activities	(14,374)	(15,551)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,413)	(463)
Net cash used in investing activities	(3,413)	(463)
Cash flows from financing activities:
Borrowings under credit facility	15,000	—
Purchase of non-controlling interests	(6,818)	—
Net funding and capital contribution provided by Greatbatch	86,421	16,028
Proceeds from the exercise of stock options	133	—
Payment of debt issuance costs	(1,528)	—
Net cash provided by financing activities	93,208	16,028
Net increase in cash and cash equivalents	75,421	14
Cash and cash equivalents, beginning of period	202	418
Cash and cash equivalents, end of period	$75,623	$432

Supplemental Disclosure of Cash Flow Information:
During the nine months ended September 30, 2016, Nuvectra acquired $3.6 million of property, plant and equipment, of which $0.2 million was accrued and $3.4 million was paid.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Greatbatch	Stockholders’
	Shares	Amount	Capital	Deficit	Net Investment	Equity
At January 1, 2016	—	$—	$—	$(125,094)	$162,934	$37,840
Issuance of common stock	10,258	10	119,624	125,094	(244,728)	—
Issuance of common stock warrants	—	—	238	—	—	238
Option exercises	26	—	133	—	—	133
Restricted stock issued, net of stock forfeited	5	—	—	—	—	—
Stock-based compensation	—	—	1,124	—	675	1,799
Capital contribution from Greatbatch	—	—	—	—	75,000	75,000
Net funding provided by Greatbatch	—	—	—	—	11,311	11,311
Net loss	—	—	—	(20,161)	(5,192)	(25,353)
At September 30, 2016	10,289	$10	$121,119	$(20,161)	$—	$100,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background – QiG Group, LLC (“QiG”) was a wholly-owned subsidiary of IntegerTM Holdings Corporation (NYSE: ITGR), formerly known as Greatbatch, Inc., (“Greatbatch”). On July 30, 2015, Greatbatch announced that it intended to spin-off QiG and its neuromodulation medical device business from the remainder of its business through a distribution of all of the issued and outstanding shares of common stock of QiG to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off on March 14, 2016, QiG was converted into a corporation and changed its name to Nuvectra Corporation. Upon completion of the Spin-off, the Company became an independent publicly-traded company and Greatbatch does not own any shares of Nuvectra common stock.

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

Fiscal Year End – The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The third quarter and first nine month periods of 2016 and 2015 each contained 13 weeks and 39 weeks, respectively, and ended on September 30, and October 2, respectively.

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

Inventories – The value of inventories are stated at the lesser of market value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, management must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to unpredictability of trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management must make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

2.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2016
Technology and patents	$1,058	$(469)	$589
Customer lists	1,869	(672)	1,197
Total intangible assets	$2,927	$(1,141)	$1,786
At January 1, 2016
Technology and patents	$1,058	$(388)	$670
Customer lists	1,869	(556)	1,313
Total intangible assets	$2,927	$(944)	$1,983

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Cost of sales	$25	$33	$80	$99
Selling, general and administrative expenses	37	40	117	118
Total intangible asset amortization expense	$62	$73	$197	$217

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$72
2017	286
2018	298
2019	293
2020	209
Thereafter	628
Total estimated amortization expense	$1,786

3.	EMPLOYEE BENEFIT PLANS

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

During the nine months ended September 30, 2016 the Compensation Committee granted equity awards aggregating 796,026 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees.

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

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Stock options	$186	$55	$434	$163
Restricted stock and restricted stock units	362	212	1,365	539
Total stock-based compensation expense	$548	$267	$1,799	$702

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Selling, general and administrative expense	$462	$190	$1,081	$471
Research, development and engineering costs, net	86	77	249	231
Other operating expenses	—	—	469	—
Total stock-based compensation expense	$548	$267	$1,799	$702

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan are as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Weighted average fair value	$4.58	$4.50
Risk-free interest rate	1.61%	1.72%
Expected volatility	55%	55%
Expected life (in years)	10	10
Expected dividend yield	—%	—%

The following table summarizes the stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price
Outstanding at March 14, 2016	605,257	$6.09
Granted	357,021	7.23
Exercised	(25,504)	5.25
Forfeited or expired	(26,830)	9.45
Outstanding at September 30, 2016	909,944	$6.46
Exercisable at September 30, 2016	470,718	$5.19

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes the restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at March 14, 2016	172,115	$6.97
Granted	439,005	6.93
Vested	(9,297)	7.26
Forfeited	(30,370)	6.76
Nonvested at September 30, 2016	571,453	$6.93

Nuvectra 2016 Bonus Plan – Under the terms of the Nuvectra Corporation 2016 Bonus Plan (the “2016 Bonus Plan”) there is an annual discretionary defined contribution cash bonus and a performance-based bonus plan based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra executive management. Compensation cost related to the 2016 Bonus Plan for the first nine months of 2016 was approximately $0.4 million.

Algovita Bonus Plan – Prior to the Spin-off certain employees of Nuvectra participated in a performance-based bonus plan based upon the ultimate commercialization value, as defined in the bonus plan, of Algovita (the “Algovita Bonus Plan”). Compensation costs related to the Algovita Bonus Plan for the third quarter and first nine months of 2015 were $1.7 million and $2.3 million, respectively. The Algovita Bonus Plan is no longer in effect and the Company will have no future liability under the Algovita Bonus Plan.

4.	OTHER OPERATING EXPENSES (INCOME)

Other Operating Expenses (Income) is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Performance restricted stock expense	$—	$—	$469	$—
Cleveland facility shutdown	—	(198)	—	228
Other expenses	7	—	7	32
Total other operating expense (income)	$7	$(198)	$476	$260

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Other costs primarily consist of costs to relocate certain equipment and personnel and the related travel expenditures. All expenses are cash expenditures, except asset write-offs.

Other Expenses – During 2016 and 2015, the Company recorded charges in connection with various asset disposals.

5.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	September 30, 2016	January 1, 2016
Term loan	$16,163	$—
Deferred financing fees	(1,346)	—
Discount on debt	(1,234)	—
Total long-term debt	$13,583	$—

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

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 7.65%. At September 30, 2016 the interest rate on borrowings under the term loan was 7.65%. The Company pays monthly accrued interest only on the Term Loans through September 2017 (or March 2018 if the Term Loan B Commitment is funded), and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 36 months (or 30 months if the Term Loan B Commitment is funded). At the maturity of the Term Loans, on September 1, 2020, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in substance discount and will be amortized using the straight-line interest method over the life of the loan. The Revolving Loans bear interest at a floating rate equal to the prime rate plus 3.45%, with a floor of 6.95%. The Company pays monthly accrued interest only on the Revolving Loans until maturity on March 18, 2018, at which time all principal on the Revolving Loans will be due and payable. There were no borrowings on the Revolving Loans as of September 30, 2016.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Upon the funding of each of the Term Loan B Commitment and the Term Loan C Commitment, as applicable, Oxford Finance LLC and Silicon Valley Bank will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the Term Loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the trading price of Nuvectra common shares on the date of funding. The fair value of these future warrants as of September 30, 2016 was approximately $0.6 million and is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet. As of April 1, 2016, these warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be remeasured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At January 1, 2016	$—
Additions during the period	1,528
Amortization during the period	(182)
At September 30, 2016	$1,346

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

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. As of September 30, 2016, the total contractual obligation related to inventory purchase orders with Greatbatch was approximately $5.5 million. As of September 30, 2016, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2016 are estimated at approximately $0.5 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. The Company’s significant long-term obligations are operating leases on its facilities.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.	EARNINGS (LOSS) PER SHARE (“EPS”)

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

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Basic net loss per share:
Net loss	$(9,450)	$(7,034)	$(25,353)	$(18,725)
Weighted average common shares outstanding	10,279	10,258	10,268	10,258
Basic net loss per share	$(0.92)	$(0.69)	$(2.47)	$(1.83)
Diluted net loss per share:
Net loss	$(9,450)	$(7,034)	$(25,353)	$(18,725)
Weighted average common shares outstanding	10,279	10,258	10,268	10,258
Dilutive stock options, restricted stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – assuming dilution	10,279	10,258	10,268	10,258
Diluted net loss per share	$(0.92)	$(0.69)	$(2.47)	$(1.83)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,594	1,594	1,594	1,594

9.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of September 30, 2016, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants as of the date of issuance was approximately $0.5 million, which has been recorded as a liability in the Condensed Consolidated Balance Sheet. The estimated fair value of the warrant liability will be revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to operating earnings. For the three and nine months ended September 30, 2016, the Company recorded approximately $40 thousand and $110 thousand in fair value adjustments, respectively. The estimated fair value of the warrants as of September 30, 2016 was approximately $0.6 million.

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

The Company operates as one reportable segment. Nuvectra’s revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees and sales from the limited release of Algovita in the United States and Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, VirtisTM, the second application of the Company’s neurostimulation technology platform and its first product for the SNS market, and, from time to time, may also include technology licensing fees, development and engineering service fees, and royalty fees.

Product line sales for the Company were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Neural interface components and systems	$1,438	$1,156	$3,895	$2,910
Algovita	1,165	115	2,149	1,032
Development and engineering service	1,163	—	2,338	—
Total sales	$3,766	$1,271	$8,382	$3,942

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales by geographic area:
United States	$1,612	$743	$3,439	$1,564
Non-Domestic locations:
Switzerland	1,216	24	2,486	43
Germany	433	178	1,298	1,240
Rest of world	505	326	1,159	1,095
Total sales	$3,766	$1,271	$8,382	$3,942

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

Corporate overhead allocations from Greatbatch were classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Selling, general and administrative expenses	$—	$251	$236	$768
Research, development and engineering costs, net	—	445	—	1,335
Total	$—	$696	$236	$2,103

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. Early adoption is permitted. The Company does not expect its pending adoption of ASU 2016-15 to have a material impact on its Condensed Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard is effective for interim and annual periods beginning after December 31, 2017, and early adoption is generally not permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. Early adoption is permitted. The Company does not expect its pending adoption of ASU 2015-11 to have a material impact on its Condensed Consolidated Financial Statements.

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

The Company evaluated subsequent events for recognition or disclosure through November 9, 2016, the date the Condensed Consolidated Financial Statements were available to be issued.

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

Our Business

We are a neurostimulation medical device company focused on the development and commercialization of our neurostimulation technology platform for treatment of various disorders through stimulation of tissues associated with the nervous system. We operate as a single reportable segment. Algovita is the first application of our neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and limbs. We are in the process of developing additional applications for our neurostimulation technology platform including applications for the SNS and DBS markets. We have entered into a development agreement with Aleva Neurotherapeutics, a Swiss company, to develop our platform into a complete system for use in the DBS market for the treatment of Parkinson’s disease.

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

Our revenues include sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees, and a limited release of Algovita in Europe and the United States. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our launch commercially in the United States, VirtisTM, the second application of our neurostimulation technology platform and our first product for the SNS market, and, from time to time, may also include technology licensing fees, development and engineering service fees, and royalty fees.

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

We have a history of significant net losses, and we expect to continue to incur net losses for the foreseeable future. We expect that future revenue growth will come largely from sales of Algovita in the United States market.

Since submitting our premarket approval application for Algovita, we have accelerated the process of leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as DBS, SNS, and are exploring other emerging indications.

We have entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete system for use in the DBS market for the treatment of Parkinson’s disease. Pursuant to the terms of the development agreement, Aleva is expected to pay us $6 million in the aggregate, which is to be paid in five installments with the final installment due during the third quarter of 2017 and $3.5 million of which is contingent upon Aleva’s receipt of sufficient financing from third-party sources and upon Nuvectra providing certain deliverables per the development agreement. In connection with this development agreement with Aleva, we entered into an exclusive license agreement with Aleva whereby we will license certain of our intellectual property rights to Aleva for use in the field of use consisting of DBS for the treatment of Parkinson’s disease in exchange for a royalty payment. In addition, in connection with the completion of the Spin-off, Greatbatch assigned to us, based upon its equity ownership interest in Aleva, the right to receive, contingent upon the occurrence of a sale, asset transfer, or other liquidity event with respect to Aleva: (i) a technology access success fee of up to CHF 7 million (which translated to approximately $7.2 million at September 30, 2016), with the actual amount to be received computed based upon the proceeds received by Aleva or its shareholders in the liquidity event; and (ii) the right to receive a payment, upon the occurrence of the liquidity event, in an amount equal to the difference between the liquidity event proceeds to be received by Greatbatch based upon its equity ownership interest in Aleva and 19.9%, 15.5%, or 10.0%, as may be applicable at such time based upon Greatbatch’s funding of future equity investments in Aleva, of the total amount of the proceeds received by Aleva or its shareholders upon the occurrence of the liquidity event.

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

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The third quarter and first nine month periods of 2016 and 2015 each contained 13 weeks and 39 weeks, respectively, and ended on September 30, and October 2, respectively. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form 10. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	September 30,	October 2,	Change		September 30,	October 2,	Change
	2016	2015	$	%	2016	2015	$	%
Sales:
Neural interface components and systems	$1,438	$1,156	$282	24%	$3,895	$2,910	$985	34%
Algovita	1,165	115	1,050	913%	2,149	1,032	1,117	108%
Development and engineering services	1,163	-	1,163	100%	2,338	-	2,338	100%
Total sales	3,766	1,271	2,495	196%	8,382	3,942	4,440	113%
Cost of sales	1,628	538	1,090	203%	3,946	2,475	1,471	59%
Gross profit	2,138	733	1,405	192%	4,436	1,467	2,969	202%
Gross profit as a % of sales	56.8%	57.7%			52.9%	37.2%
Selling, general and administrative expenses (SG&A)	8,006	3,914	4,092	105%	18,185	8,190	9,995	122%
SG&A as a % of total operating expenses	72.0%	50.4%			63.2%	40.6%
Research, development and engineering costs, net (RD&E)	3,114	4,051	(937)	(23)%	10,097	11,742	(1,645)	(14)%
RD&E as a % of total operating expenses	28.0%	52.2%			35.1%	58.2%
Other operating expenses (income), net	7	(198)	205	(104)%	476	260	216	83%
Operating loss	(8,989)	(7,034)	(1,955)	28%	(24,322)	(18,725)	(5,597)	30%
Interest expense	455	-	455	100%	978	-	978	100%
Other expense, net	6	-	6	100%	53	-	53	100%
Provision for income taxes	-	-	-	-	-	-	-	-
Effective tax rate	0.0%	0.0%			0.0%	0.0%
Net loss	$(9,450)	$(7,034)	$(2,416)	34%	$(25,353)	$(18,725)	$(6,628)	35%
Diluted loss per share	$(0.92)	$(0.69)	$(0.23)	34%	$(2.47)	$(1.83)	$(0.64)	35%

Sales

Neural Interface Components and Systems. Neural interface components and systems consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. The primary factor behind the 24% increase in sales from the third quarter of 2015 to the third quarter of 2016 and the 34% increase in sales from the first nine months of 2015 to the first nine months of 2016 was due to increased volume of component sales. Price fluctuations did not have a significant impact on sales for the periods presented.

Algovita. The primary factor behind the 913% increase in sales from third quarter of 2015 to the third quarter of 2016 and the 108% increase in sales from the first nine months of 2015 to the first nine months of 2016 was due to increased sales in the United States as a result of the commercial launch of Algovita in the United States during the first quarter of 2016. We expect to continue to build our sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States to support future growth. Additionally, we have expanded our sales management team in an effort to mitigate the challenges we continue to experience in gaining approvals from hospital and ambulatory surgery center purchasing departments.

Development and Engineering Service. We have entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete system for use in the DBS market for the treatment of Parkinson’s disease. Pursuant to the terms of the development agreement, Aleva is expected to pay us $6 million in the aggregate, which is to be paid in five installments with the final installment due during the third quarter of 2017 and $3.5 million of which is contingent upon Aleva’s receipt of sufficient financing from third-party sources and upon Nuvectra providing certain deliverables per the development agreement. We recognized $1.2 million and $2.3 million of development and engineering services revenue during the third quarter and first nine months of 2016, respectively.

Cost of Sales

Cost of sales consists of the costs of materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 203% increase in cost of sales from third quarter of 2015 to the third quarter of 2016 was the increased revenue from Algovita and our development and engineering services, as discussed above.

From the third quarter of 2015 to the third quarter of 2016 our gross profit increased $1.4 million or 192%, however, our gross profit as a percentage of sales, or Gross Margin, decreased slightly to 56.8% in the third quarter of 2016 from 57.7% in the third quarter of 2015. The decrease in Gross Margin was due to a shift in mix toward lower margin products and services.

The primary factor behind the 59% increase in cost of sales from the first nine months of 2015 to the first nine months of 2016 was the increased revenue as discussed above. We expect that our cost of sales will continue to increase as our sales continue to grow.

From the first nine months of 2015 to the first nine months of 2016 our gross profit increased $3.0 million or 202%. Additionally, our gross profit as a percentage of sales, or Gross Margin, increased to 52.9% in the first nine months of 2016 from 37.2% in the first nine months of 2015. These increases were primarily due to a shift in mix toward higher margin products and services, as well as pricing improvements under our supply agreement with Greatbatch for Algovita. The Algovita units sold in the first nine months of 2015 had negative gross profit as the cost of purchasing these units from Greatbatch was above their selling price given the initial production set-up costs and low volume of production. Purchase orders and our new supply agreement pricing now govern the current price paid to Greatbatch for each Algovita system.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $4.1 million, or 105%, from the third quarter of 2015 to the third quarter of 2016. This increase was primarily the result of increased salary and employee benefits as we have begun to build our sales organization and establish corporate support functions as an independent publicly-traded company.

SG&A expenses increased $10 million, or 122%, from the first nine months of 2015 to the first nine months of 2016. This increase was primarily the result of increased salary and employee benefits as we have begun to build our sales organization and establish corporate support functions as an independent publicly-traded company.

Going forward, we expect SG&A expenses to continue to increase as we continue to build and expand our sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States. We expect that this will require recruiting appropriate and qualified direct sales representatives and independent sales agents, establishing a commercial infrastructure in the United States and training our direct sales representatives and independent sales agents; which will require a significant investment by us. Thereafter, we expect that our sales representatives and independent sales agents will require lead time in the field to access and grow their network of accounts and produce sales results. We believe that successfully recruiting, training and retaining a sufficient number of productive sales representatives and independent sales agents is important in achieving our future growth objectives.

After March 14, 2016, our SG&A expenses no longer include an allocation of corporate expenses from Greatbatch but instead reflect fees paid to Greatbatch to provide certain corporate support functions on a transitional basis under the transition services agreement. These corporate allocations included charges for executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities that totaled $251 thousand and $768 thousand of SG&A expenses for the three and nine months ended October 2, 2015, respectively, and $236 thousand for the nine months ended September 30, 2016. There were no such charges during the three months ended September 30, 2016. These expenses have been charged to us on a pro rata basis based upon estimated hours incurred, headcount, square footage, or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if we operated as an independent publicly-traded company or of the costs we will incur in the future. At this time, we are unable to determine what our expenses would have been on a standalone basis if we had operated as an unaffiliated entity for each period in which a statement of operations is presented.

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

RD&E costs for the third quarter of 2016 decreased $0.9 million, or 23%, compared to the third quarter of 2015. This decrease was primarily due to decreased personnel-related expenses and no allocation of corporate expenses from Greatbatch. RD&E costs decreased $1.6 million for the year-to-date period primarily due to receiving no allocation of corporate expenses from Greatbatch. As we must continually strive to anticipate and meet our customers’ and patients’ evolving needs and preferences, we expect to invest in product development, product enhancements and improvements and future clinical studies to further develop and update our existing technologies and to expand the features offered in Algovita. We also intend to continue to pursue strategic partnerships to fund clinical and development costs, in part or in full, of new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, obtain assistance in performing clinical studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Other Operating Expenses (Income)

Other operating expenses (income) were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Performance restricted stock expense	$—	$—	$469	$—
Cleveland facility shutdown	—	(198)	—	228
Other expenses	7	—	7	32
Total other operating expense (income)	$7	$(198)	$476	$260

For additional information, see Note 4 “Other Operating Expenses (Income)” of the notes to our Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the third quarter and first nine months of 2016 was $455 thousand and $978 thousand, respectively. Interest expense is related to the Term Loan A Commitment that was funded on March 18, 2016 and amortization of deferred financing fees and discounts on debt. For additional information, see Note 5 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Provision for Income Taxes

During the third quarters of 2016 and 2015, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. Accordingly, our provision for income taxes for the third quarter and first nine months of both 2016 and 2015 was $0.

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

Currently, we expect our research, development and engineering costs for fiscal year 2016 to be between approximately $14 million and $16 million. These expenditures are primarily to continue and expand our research and development program to enhance and improve Algovita and to develop our neurostimulation technology platform for uses in indications outside of SCS. We expect to finance our expenditures using the cash on-hand from the Greatbatch capital contribution or from internally generated funds. We may increase, decrease or re-allocate our anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

Consolidated Cash Flows

Net cash used in operating activities was $14.4 million for the first nine months of 2016 compared to $15.6 million for the first nine months of 2015. The primary components driving the change in cash used in operating activities was the increase in our net loss from operations (adjusted to exclude non-cash charges) and changes in working capital accounts.

Net cash used in investing activities was $3.4 million for the first nine months of 2016 compared to $0.5 million for the first nine months of 2015. Cash used in investing activities related to the purchases of property, plant, and equipment (“PP&E”). During fiscal year 2015, Greatbatch contributed a building and certain fixed assets located in Blaine, Minnesota to us for use in our operations, which had a net book value of $1.8 million, and these assets are now being fully utilized by Nuvectra. Previously, these assets were shared by various Greatbatch entities, and Greatbatch allocated costs to each entity. Additionally, during fiscal year 2015, we transferred certain machinery and equipment with a net book value of $2.0 million, which previously had been used for DVT, to Greatbatch to utilize in the production of Algovita. These transfers were treated as non-cash transactions in the Condensed Consolidated Cash Flows. As of September 30, 2016, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2016 are estimated at approximately $0.5 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility.

Net cash provided by financing activities was $93.2 million for the first nine months of 2016 compared to $16.0 million for the first nine months of 2015. Cash provided by financing activities was primarily composed of the investment provided by Greatbatch that was partially offset by the repurchase of non-controlling interests in Algostim and PelviStim, which was funded by a cash contribution from Greatbatch, and $15 million of borrowings under our credit facility partially offset by $1.5 million of debt issuance costs.

Credit Facility

On March 18, 2016, we entered into a Loan and Security Agreement (the “Credit Facility”), consisting of (a) term loan facilities in an aggregate maximum principal amount of $40 million comprised of (i) a $15 million Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12.5 million Term Loan B Commitment, which is available for draw December 31, 2016 through June 30, 2017, and (iii) a $12.5 million Term Loan C Commitment, which is available for draw June 30, 2017 through December 31, 2017; and (b) a Revolving Line Commitment in a maximum principal amount of $5 million. Availability of the Term Loan B Commitment is subject to us achieving consolidated trailing six month revenues of at least $13.5 million, and the availability of the Term Loan C Commitment is subject to us achieving consolidated trailing six month revenues of at least $20 million. We have the right to draw on each Term Loan B and C Commitments within 60 days of achieving the applicable revenue threshold. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%. At September 30, 2016 the interest rate on borrowings under the term loan was 7.65%. The Credit Facility provides for interest-only payments on outstanding term loan borrowings for 18 months after the first borrowing, if the Term Loan B Commitment is not drawn, or 24 months after the first borrowing, if the Term Loan B Commitment is drawn, followed by 36 months, if the Term Loan B Commitment is not drawn, or 30 months, if the Term Loan B Commitment is drawn, of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

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

Under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the term loan and the revolving line of credit. In addition, we will pay a final payment fee in an amount equal to 7.75% of the funded amount of the term loan, which final payment fee is due at the time of the final principal payment for the Credit Facility or upon early termination of the Credit Facility. We must meet certain revenue thresholds and other conditions and covenants in order to draw on the Term Loan B and C Commitments. If we satisfy the conditions and covenants to allow for drawing on the Term Loan B and C Commitments but do not draw upon such commitment prior to the availability expiration date, we will pay a non-use fee of 2.00% of the unfunded amount of such commitment.

If available and we draw on the Term Loan B or C Commitments, we will issue warrants to the lenders to purchase a number of shares of our common stock with a notional value equal to 4.5% of the funded amount of such commitment, with all warrants issued at such time having an exercise price equal to the lower of the average closing price of our common stock for the ten previous days of trading or the closing price of our common stock on the day prior to such commitment funding. Each warrant is expected to be exercisable for ten years from the date of issuance.

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

Market Price Risk – We had no hedge contracts outstanding as of September 30, 2016 or January 1, 2016.

Interest Rate Risk – The interest rate on any outstanding balance under the term loan of our Credit Facility is based upon the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%, thus subjecting us to interest rate risk. At September 30, 2016 our interest rate on the $15 million outstanding balance was 7.65%. A hypothetical 50 basis point increase in the interest rate would have increased annual interest expense on this credit facility by approximately $75,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in our reports that we file with the Securities and Exchange Commission as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

Other than as described herein and in our other periodic filings including our Quarterly Report on Form 10-Q for the quarter ended April 1, 2016 filed on May 11, 2016, our Quarterly Report on Form 10-Q for the quarter ended July 1, 2016 filed on August 10, 2016 and our Current Reports on Form 8-K filed on March 18, March 30, April 7, May 11, June 17, and August 1, 2016, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Registration Statement on Form 10.

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

NUVECTRA CORPORATION

Date: November 9, 2016	/s/ Scott F. Drees
Scott F. Drees
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	/s/ Walter Z. Berger
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