Form 10-K
period 2016-12-30
Nuvectra Corp
filed 2017-03-09
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 30, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

Commission File No. 001-37525

Nuvectra Corporation

 (Exact name of registrant as specified in its charter)

Delaware	30-0513847
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 1100,

Plano, Texas 75024

(Address of principal executive office)

(214) 474-3103

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting and non-voting common equity of Nuvectra Corporation held by non-affiliates of the registrant as of July 1, 2016, based on the closing price of $7.50, as reported on the NASDAQ Global Market: approximately $73.9 million. Number of Common Stock shares outstanding on February 23, 2017: 10,337,753

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held in 2017 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Our History

Following its spin-off from Integer Holdings Corporation, formerly known as Greatbatch, Inc. (“Integer”), Nuvectra Corporation (“Nuvectra,” the “Company,” “we,” “us,” or “our”) became an independent, publicly-traded company as of March 14, 2016 and our common stock began trading on the NASDAQ Global Market (“NASDAQ”). Prior to the spin-off, we were a wholly-owned subsidiary of Integer. Nuvectra was initially formed as a limited liability company in Delaware on November 14, 2008 and was subsequently named QiG Group, LLC. In connection with the spin-off, QiG Group, LLC converted into a Delaware corporation and changed its name to Nuvectra Corporation. The shares of another Integer subsidiary, NeuroNexus Technologies, Inc., a Michigan corporation, were transferred to Nuvectra as part of the spin-off transaction and it became a wholly-owned subsidiary of Nuvectra.

Our Mission

Our mission is to help physicians improve the lives of people with chronic neurological conditions through life-enhancing products and services.

Overview of Business

Nuvectra is a neuromodulation medical device company focused on the development and commercialization of our neurostimulation technology platform for the treatment of various disorders through stimulation of tissues associated with the nervous system. Our neurostimulation technology platform has the capability to provide treatment to patients in several established neurostimulation markets, including spinal cord stimulation (“SCS”), sacral nerve stimulation (“SNS”), deep brain stimulation (“DBS”), and other emerging neurostimulation markets. Our Algovita™ SCS system, or Algovita, is the first application of our neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and limbs. Algovita received premarket approval from the FDA in November 2015, and we commercially launched Algovita in the United States (“U.S.”) during the first half of 2016. Outside of the United States, Algovita obtained CE mark approval in June 2014 and is indicated for the treatment of chronic intractable pain of the trunk or limbs. Algovita is reimbursable under existing SCS codes in the United States, the European Union (“EU”) and Australia, and has been commercially available to patients in Germany and several other European countries since November 2014.

We believe Algovita brings to market a user friendly, robust and flexible design with a broad set of product capabilities and advanced technology and is well positioned to compete in and help grow the existing SCS market, currently estimated at approximately $1.7 billion globally. In addition, we believe our neurostimulation technology platform is well positioned to compete in the SCS, SNS and DBS portions of the worldwide neurostimulation market, currently estimated at approximately $2.8 billion combined.

We have also developed our existing platform for use in the SNS market and have filed regulatory submissions with the FDA and CE Mark authorities in January 2017 and December 2016, respectively, for Virtis™, the Company’s sacral nerve stimulation system for the treatment of chronic urinary retention and the symptoms of overactive bladder. In addition, in early 2016, we entered into a development agreement with Aleva Neurotherapeutics S.A. (“Aleva”) to develop our neurostimulation technology platform into a complete medical device for use in the DBS market for treatment of Parkinson’s disease. This platform is still under development.

Our NeuroNexus subsidiary is the neuroscience and clinical research portion of our business. NeuroNexus works closely with researchers to develop and refine new tools that aid and advance neuroscience research. NeuroNexus designs, manufactures and sells neural interface systems including high quality, high density microelectrode arrays, custom designed probes, electrode instrumentation and accessories. In addition, the NeuroNexus team possesses years of neuroscience research experience to help facilitate successful research projects and provide insight to minimize known challenges.

Market Overview

The neurostimulation market is comprised of multiple individual markets each focused on the treatment of various indications through delivery of electrical stimulation to a targeted site of the body such as SCS, SNS and DBS. We estimate the combined SCS, SNS, and DBS market size at $2.8 billion in 2015, growing at an estimated 7.5% compound annual growth rate through 2018. We compete in the SCS market with our Algovita product. We intend to compete in the SNS market with our Virtis product, which is based on our neurostimulation technology platform and is currently in the regulatory review and approval process in the United States and Europe. In addition, in early 2016, we entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete medical device for use in the DBS market for treatment of Parkinson’s disease. In connection with our development agreement with Aleva, we expect, upon completion of a complete medical device for use in the DBS market for the treatment of Parkinson’s disease, that Aleva will have primary responsibility for the commercialization of the DBS complete medical device using our licensed technology. There are additional and emerging neurostimulation markets that we may compete in with future products.

Spinal Cord Stimulation

SCS therapy has been used to treat chronic pain for over 40 years, and is indicated as a treatment option for chronic pain patients who have typically not achieved relief through pharmacological or conventional medical management. SCS therapy operates by delivering electrical signals to the spinal cord through thin wires called leads, which are placed near the spinal cord and are energized by a small battery-powered implantable pulse generator (“IPG”) implanted under the skin. Electrodes located at the end of the leads deliver electrical signals to the spinal cord. These electrical signals “override” the pain signals being sent to the brain resulting in relief for the patient.

Approximately 1.5 billion people worldwide and 100 million adults in the United States suffer from some form of chronic pain. Chronic pain can lead to reduced quality of life, increased incidence of depression and sleep deprivation. In the United States, chronic pain results in an estimated incremental cost of health care of approximately $300 billion per year.

According to market research and our internal estimates, in 2015, the size of the worldwide SCS market was estimated at approximately $1.7 billion, with approximately 73% of that market located in the United States. We believe the smaller market opportunity outside the United States is primarily the result of restrictions on procedure reimbursement. The worldwide size of the SCS market is projected to grow to an estimated $2.0 billion by 2018, a 6% compound annual growth rate, supported by additional penetration of the therapy in established markets, a growing base of physician implanters and increasing acceptance of SCS therapy as an effective and viable treatment option in emerging markets.

Based on our estimate of approximately 60,000 SCS systems implanted in the United States in 2015, and our estimate that there are approximately one million potential patients in the United States, we believe SCS therapies have penetrated less than 10% of the United States market. We believe the following factors have limited market adoption of SCS therapies in the United States:

•

Challenges in sustaining long-term pain therapy. SCS therapy historically has experienced challenges maintaining long-term effectiveness due to the limitations of existing systems and the nature of chronic pain. Historically, SCS systems have been prone to early therapy failures as a result of device malfunction, lead and extension breakage and an inability to adjust the system to respond to changes in patient needs, such as the need to deliver additional power to cover new pain locations. For example, in the published literature, SCS systems have been found to have an aggregate 22% failure rate resulting from a 13% failure rate for lead migration, where leads move out of position after being implanted, and a 9% failure rate for lead breakage, where leads break after being implanted. SCS systems are also challenged by the dynamic nature of chronic pain, which can increase in intensity or spread to other areas in the body.

•

Existing SCS devices are complicated and not user friendly. Most existing SCS systems on the market are a continuation of legacy designs. These systems, whether pre-operatively, intra-operatively or during long-term pain management, are generally difficult to use. Market research confirms that physicians and patients both want devices that are easier to use. Patients not only want effective pain relief and ease of use, but also want discreet and comfortable systems.

•

Lack of market awareness of successful SCS therapies. We believe the SCS market is under-penetrated and the patient population is under-served. We believe this results from a lack of awareness by patients and physicians of SCS therapies and their potential benefits, despite four decades of use. We believe referring physicians are generally unaware of recent advances in efficacy of SCS therapies and, in many cases, are unwilling to refer patients to physicians that specialize in chronic pain and the use of SCS therapies.

Sacral Nerve Stimulation

SNS is a well-established treatment option for refractory symptoms of overactive bladder, including urinary frequency and/or urgency, with or without urge incontinence, and chronic fecal incontinence. Approved by the FDA in 1997 for initial indications of urinary frequency/urgency and urge incontinence, the American Urologic Association, or the AUA, includes the therapy in its treatment guidelines as a “third line” option along to be considered after failure of first (behavioral) and second (drug) line options. According to the International Continence Society, there are over 400 million people worldwide who suffer from symptoms of urinary and fecal incontinence.

SNS involves sending mild electrical pulses to the sacral nerve, typically sacral spinal nerve S3, through a lead connected to an IPG, similar to the therapy provided by a pacemaker. The impulses modulate the reflexes between the pelvic floor, urethral sphincter, bladder and bowel. SNS helps the brain and nerves to communicate so that the bladder and related muscles can function properly. An advantage of SNS as compared to other potential therapies is that it is tested and evaluated by the patient and physician prior to long-term therapeutic use. This evaluation period gives patients and physicians an opportunity to determine whether adequate symptom relief is achievable, often in as few as three to seven days. Implantation of the SNS device is a minimally invasive procedure performed on an outpatient basis under sedation or general anesthesia, and lead placement is generally considered even easier to perform than lead placement in SCS cases.

According to market research and our internal estimates, the worldwide SNS market in 2015 was estimated at $560 million and is expected to grow to $750 million by 2018, a 9.5% compound annual growth rate. SNS is the second most commonly performed neurostimulation therapy behind SCS with over 175,000 SNS devices implanted for overactive bladder since 1994. Currently, there is only one FDA-approved implantable SNS device available on the market in the United States.

Deep Brain Stimulation

DBS uses mild electrical pulses from leads connected to an IPG to stimulate specific targets in the brain. These pulses either inhibit or stimulate nerve signals, thereby offering relief for certain neurological conditions, which include movement and psychiatric disorders. Currently, the FDA has approved certain DBS devices for the treatment of Parkinson’s disease and essential tremor. An estimated one million people in the United States and between seven to ten million people worldwide suffer from Parkinson’s disease and ten million people in the United States suffer from essential tremor. The FDA has also approved certain DBS devices for treatment of dystonia and obsessive-compulsive disorders under a humanitarian device exemption. DBS is also currently being investigated as a therapy for other neurological disorders, such as epilepsy, treatment-resistant major depression and Alzheimer’s disease.

According to market research and our internal estimates, the worldwide DBS market in 2015 was estimated at $590 million and is expected to grow to $790 million by 2018, a 10% compound annual growth rate. DBS is the third most commonly performed neurostimulation therapy behind SCS and SNS, with over 125,000 DBS devices implanted for Parkinson’s disease, essential tremor and dystonia since 1995. We expect that the DBS worldwide market will likely continue to experience double-digit growth due to an increasingly aging population and an increase in neurodegenerative disorders.

We believe our multi-current neurostimulation technology platform may provide distinct advantages in providing DBS therapies where specific electrical field control and nerve selectivity can be very important. Our neurostimulation technology platform, in combination with new concepts in DBS lead design, may provide new benefits in DBS therapy delivery. In early 2016, we entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete medical device for use in the DBS market for treatment of Parkinson’s disease. In connection with our development agreement with Aleva, we expect, upon completion of a complete medical device for use in the DBS market for the treatment of Parkinson’s disease, that Aleva will have primary responsibility for the commercialization of such DBS complete medical device using our licensed technology in exchange for a royalty payment.

Additional and Emerging Indications

There are other established and emerging neurostimulation indications that may be a source of potential opportunity for Nuvectra and our neurostimulation technology platform. We believe we may be able to leverage our neurostimulation technology platform to capitalize on opportunities in indications such as Vagal Nerve Stimulation (“VNS”) and Peripheral Nerve Stimulation (“PNS”). VNS is approved for the treatment of epilepsy, depression and eating disorders. Research is ongoing for the use of VNS in the treatment of heart failure and rheumatoid arthritis. PNS is approved outside the United States for treatment of chronic pain. PNS is also an emerging approach to treat chronic headaches and post-amputation “phantom limb” pain. We are not yet commercially engaged in either of these indications.

Our Neurostimulation Technology Platform

Our neurostimulation technology platform was developed to provide the most innovative capabilities currently available on the market and to provide physicians and patients with improved solutions and tailored treatment options. Our platform is fundamental to the design of Algovita and provides the foundation for the development of future products. The key elements of our platform include:

•

Innovative core technology. Our neurostimulation technology platform consists of core technology developed using our advanced engineering and design capabilities in IPGs, independent current sources, algorithmic programming, chipsets and leads. We own the patents and patent applications that embody the intellectual property underlying our neurostimulation technology platform.

•

Durable and flexible leads. Our leads feature coil-in-coil technology designed to improve lead durability and flexibility, thereby reducing migration, breakage and kinking. In addition, the coil-in-coil design enhances steerability as compared to the straight wire lead designs used by many existing neurostimulation systems.

•

Advanced programmability. The algorithmic driven technologies in our platform are designed to allow physicians to program Algovita and other products incorporating our platform for rapid and sequential delivery of multiple stimulation programs. These products are capable of capturing feedback from patients, and thereby providing physicians and patients with the flexibility to select from a number of different stimulation programs and optimize treatment.

•

Multiple independent current sources. Our neurostimulation technology platform is capable of delivering multiple independent current sources that optimize current delivery and improve field control allowing for finer resolution and precision of therapy.

•

Unique safety features. Our neurostimulation technology platform was designed with unique safety features. The IPG has a deep discharge recovery battery, bi-directional recharge and impedance checks to improve patient safety. The patient remote control indicates the battery status of the IPG, is paired to a single IPG, has quick “stim-off” functionality that permits immediate cessation of treatment and incorporates a patient feedback tool to encourage greater patient input thus improving safety.

•

Future offering capabilities. Our neurostimulation technology platform incorporates a proprietary chipset and hardware that is capable of being configured for use in next generation treatment offerings for Algovita and in other future neurostimulation systems. It is capable of delivering significantly higher frequencies than most other SCS systems presently available on the market, as well as pulse train stimulation and customized waveforms.

Our Products - The Algovita System

Algovita delivers SCS therapy for the treatment of chronic pain. Algovita is based on our neurostimulation technology platform and contains what we believe are innovative capabilities as compared to other products currently available on the market. Algovita was developed to improve on existing SCS designs and utilizes new technologies to improve the patient’s and implanting physician’s experience, system robustness and overall treatment outcomes. Algovita was designed to permit physicians to implant the leads and the IPG efficiently and patients to operate the device easily. To this end, Algovita has straightforward controls and an interactive display that includes a stimulation diagram for quick visual confirmation of stimulation coverage.

Algovita obtained a CE mark, and is currently available for sale in Germany and several other European countries. On November 30, 2015, Integer announced receipt of premarket approval for Algovita from the FDA. We launched Algovita commercially in the United States during the first half of 2016.

Algovita consists of the following components:

Implantable Pulse Generator: The IPG contains a rechargeable battery and electronics that deliver electrical pulses to the leads. The Algovita IPG has 26 output channels available in two different header configurations and can be connected to one, two or three leads. It is a programmable device and can deliver customized programs for each patient. The IPG is rechargeable and is surgically implanted under the skin, usually above the buttocks or in the abdomen.

Leads: The leads are thin, insulated wires that conduct electrical pulses to the spinal cord from the IPG. Algovita has both percutaneous and paddle leads that are inserted into the epidural space with a minimally invasive surgical procedure.

Patient Programmer: The patient programmer, called the Algovita Pocket Programmer, is a rechargeable, key fob-sized device that works like a remote control and allows patients to adjust their stimulation, change programs and monitor their stimulator battery charge levels.

Clinician Programmer: The clinician programmer contains proprietary software that allows customized programming of the IPG. It can non-invasively transmit a signal to the IPG, sending programming information and downloading diagnostic information. The Algovita programmer offers various 3D attributes, including virtual environment, pain mapping, stimulation mapping and stimulation overlap scores, which facilitate ease of use for clinicians.

Charger: The charger is a mobile device used to charge the IPG externally and to monitor the IPG battery charge levels. The patient can remain active while charging the IPG. Charging requirements depend on the patient’s power requirements.

Trial Stimulator: The trial stimulator contains electronics that deliver electrical pulses to the lead. It is a device that is worn externally during the evaluation period, which typically lasts several days.

Surgical Accessories: Algovita also contains accessories for implantation. These surgical accessories include components such as epidural needles, stylets, and lead anchors to assist the physician in the surgical procedure.

Our Competitive Strengths

We believe a number of competitive advantages distinguish us from our competitors:

•

Differentiated neurostimulation technology platform. Our neurostimulation technology platform incorporates technological advances that we believe provide us with competitive advantages in the marketplace and provide meaningful benefits to both physicians and patients as compared to existing alternatives. The IPG component of our platform is capable of delivering a broad spectrum of outputs and pulse delivery ranges through its 26 independent current sources. The IPG also features a powerful chipset that enables new waveforms, stimulation outputs and embedded features that can be activated in the future. Our diverse lead portfolio provides additional capabilities for tailoring therapy to a wider spectrum of patients, and we believe our leads are easier to implant and steer than our competitors’ leads.

•

Broad range of Algovita capabilities. Algovita is based on our differentiated neurostimulation technology platform and features a broad range of technical capabilities, including 26 independent current sources, algorithmic programming, broad pulse delivery ranges and a powerful chip set for targeted SCS therapy delivery. We believe these capabilities provide Algovita with greater flexibility in tailoring therapy to a wider spectrum of SCS patients than the flexibility provided by the current generation of SCS systems that are presently available on the market.

•

Algovita’s robust design helps minimize therapy failures and enables greater control and precision in providing therapy. We believe Algovita’s robust design, including its leads and advanced programming features, help to minimize early SCS therapy failures and enable greater precision and control in targeting pain sites than the current generation of SCS systems that are presently available on the market. In addition, our advanced leads feature coil-in-coil technology, allowing for elasticity and greater flexibility than the leads of other SCS systems that are presently available on the market, which we believe results in a reduced likelihood of migration, breakage or kinking. Our 12-electrode lead provides the longest span of coverage available on the market and was designed to address loss of pain relief if the stimulation target changes. Additionally, our algorithmic driven clinician programming system allows for rapid localization of pain targets and use of many different stimulation programs. The stimulation field can also be further refined using direct patient inputs gathered through our patient feedback tool.

•

Algovita’s upgradeable technology enables next generation offerings. Algovita’s proprietary chip set and hardware is capable of being configured for use in next generation treatment offerings. This includes the ability to deliver significantly higher frequencies than most other SCS systems presently available on the market, as well as pulse train stimulation, including burst type stimulation, and customized waveforms. We believe these additional capabilities provide a strong base platform and system for potential new SCS and other treatment options that can be provided via a software or firmware upgrade.

•

Experienced management and engineering team with a track record of successful performance. Our team has a strong track record of successful performance and execution in the neuromodulation field. Collectively, our management team has over 100 years of combined experience in the neuromodulation and chronic pain industry. In addition, we have an experienced engineering team with significant expertise in designing and developing medical devices for the neurostimulation market. We believe physicians and customers value working with a team like ours comprised of highly skilled professionals who have in-depth knowledge of the industry, strong engineering and development capabilities and an understanding of the needs of both patients and physicians.

Our Strategy

To achieve our objectives and capitalize on our competitive strengths, we are pursuing the following strategies:

•

Expand our sales and marketing organization to drive adoption of Algovita. We will continue to build and scale our worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States. Our direct sales representatives and independent sales agents in the United States target physician specialists involved with SCS treatment decisions located at strategic hospitals and outpatient surgery centers across the United States. Our marketing team offers education programs designed to create awareness and demand among other stakeholders involved in SCS treatment decisions, including third-party payors, hospital administrators and patients and their families. Internationally, specifically in the European Union, we will continue to expand our network of distributors and independent sales agents in target markets that we believe support SCS therapy and have strong reimbursement coverage.

•

Demonstrate the value of Algovita’s capabilities among surgeons, referring physicians and patients. Algovita was specifically designed to address the limitations of other currently available SCS technologies, which we believe has slowed adoption of SCS therapies. We are dedicating significant resources to demonstrate the value of Algovita’s broad capabilities, focusing on its ability to provide flexible treatment options for chronic pain patients. We are leveraging our growing sales force to promote awareness of Algovita by training and educating physicians, exhibiting at tradeshows and conducting focused advertising.

•

Invest in clinical and product development to drive product innovation. We are investing in clinical and product development to expand the capabilities of our neurostimulation technology platform. We expect this investment will result in further product innovations and expanded labeling and new indications for Algovita. These innovations are expected to include next generation IPG capabilities, additional lead offerings, MRI compatibility and advancements in algorithmic programming. We are also working to expand our product opportunities for our neurostimulation technology platform into other established neurostimulation markets, including SNS and DBS, and intend to invest in other emerging therapies in the future. We submitted a premarket approval application for Virtis to TÜV SÜD America and the FDA in December 2016 and January 2017, respectively.

•

Pursue strategic partnerships. We intend to pursue strategic partnerships to accelerate our expansion into other established neurostimulation markets. These strategic partnerships may partially or fully fund clinical and development costs for new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, provide a partner that will perform or assist in performing clinical studies for new products, help us to add specialized clinical or regulatory expertise or provide access to or enable us to acquire complementary intellectual property. We believe our development agreement with Aleva is an example of this type of strategic partnership.

•

Leverage infrastructure and achieve operating efficiencies. We intend to leverage our existing infrastructure to achieve operating efficiencies as we grow sales volume. In addition, we entered into long-term supply agreements with Integer and Minnetronix, Inc., a Minnesota corporation (“Minnetronix”), to benefit from their world class manufacturing capabilities. We will work with Integer and Minnetronix to continue to decrease our manufacturing costs and increase product quality.

Sales and Marketing

United States

As of February 23, 2017, we had 48 active territories in the United States. We expect to continue to scale and expand our sales force in the United States using direct sales representatives and independent sales agents. Our sales organization targets physician specialists involved in SCS treatment decisions, including neurosurgeons, interventional pain specialists and orthopedic spine surgeons, who are located at strategic hospitals and outpatient surgery centers across the United States. In addition, we have hired a sales leadership team to oversee our commercial activity including our President, a Vice President of U.S. Sales and a team of Regional Sales Directors. Complementing this group is our Director of National Accounts who facilitates administrative approvals in larger multi-site and regional hospital systems to help accelerate Algovita adoption and experienced SCS Clinical Specialists who support our sales representatives in trial and permanent implant procedures. Furthermore, our marketing team continues to increase awareness and grow demand for Algovita and SCS therapy in general by focusing on branding initiatives, physician and staff training on the use and benefits of Algovita and educating and providing ongoing support to physicians, patients, third-party payors and hospital administrators on the use of Algovita.

International

In Europe, we currently have two distributors through which we sell Algovita. As we continue to build our international sales organization, we expect that the sale organization will consist of a network of distributors and independent sales agent. We began our sales in Germany during 2014 and, to date, have expanded our sales efforts into Luxembourg, Switzerland, Austria and the United Kingdom. We expect to expand our Algovita sales efforts into other European countries with health care systems that offer favorable reimbursement rates for SCS therapies, particularly rechargeable SCS systems, and where we believe we can successfully partner with independent sales agents or distributors that meet our qualifications.

We expect sales and marketing of Virtis and other future neurostimulation medical device offerings that leverage our neurostimulation technology platform will be conducted either through a network of distributors and independent sales agents or through partnerships with third parties in specific neurostimulation fields of use. In connection with our development agreement with Aleva, we expect, upon completion of a complete medical device for use in the DBS market for the treatment of Parkinson’s disease, that Aleva will have primary responsibility for the commercialization of such DBS complete medical device using our licensed technology.

Customers

Algovita was designed to provide pain management solutions to patients who have evolving requirements and needs. We are still developing our customer base for Algovita, which includes a distributor in Europe and hospitals, surgery centers and medical facilities in the U.S. served through a direct sales force and third-party distributors; therefore, the nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Our NeuroNexus customers include institutions, scientists or universities throughout the world who perform research for the neuroscience and clinical markets. Additionally, our customers include a company in the DBS market serviced through a strategic development agreement.

During fiscal year 2016, sales to Aleva Neurotherapeutics S.A. were $3.1 million (or 25%) of the Company’s consolidated revenues. During fiscal year 2015, all Algovita SCS system sales were to one European distributor.

Competition

The neuromodulation medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products and other market activities of industry participants. We currently compete in the SCS market for chronic pain. In the SCS market, the main competitors are Medtronic, Boston Scientific, St. Jude Medical and Nevro Corp. In addition, SCS therapy also competes against other potential therapies, including spinal surgeries, in particular spinal reoperation. All of the major medical device competitors in the SCS market have obtained United States and European Union regulatory approvals for their SCS systems and are expected to launch new products or release additional clinical evidence supporting their product therapies within the next few years. These major competitors are publicly-traded companies or divisions of publicly-traded companies, all of whom have significantly greater market share and resources than we have. In addition, these competitors also have more established operations, longer commercial histories and more extensive relationships with physicians than we have. Some of these competitors also have wider product offerings within neuromodulation and other medical device product categories. This may provide these competitors with greater negotiating power with customers and suppliers and with more opportunities to interact with the stakeholders involved in purchasing decisions.

We believe the primary competitive factors in the neurostimulation market are:

•	Technological innovation, product enhancements and speed of innovation

•	Sales force experience and access

•	Ease of use

•	Product support and service

•	Clinical studies

•	Effective marketing and education

•	Pricing and reimbursement rates

•	Product reliability, safety and durability

•	Clinical research

•	Company brand recognition

Research and Development

Our research and development team has significant experience in the design and development of medical devices, particularly in neurostimulation. The team includes specialists in software engineering, mechanical engineering, electrical engineering, graphical user interface design, clinical and regulatory expertise, as well as experts within our NeuroNexus subsidiary. NeuroNexus specializes in neural research, micro-neural interfaces and thin-film technology. NeuroNexus offers high-value neural interface technology and devices across a wide range of functions including neuromonitoring and recording, electrical and optical stimulation, and targeted drug delivery applications. By partnering with entrepreneurs and healthcare providers, we continually evaluate concepts for potential new therapies through early stage feasibility work that we expect will be completed by leveraging our NeuroNexus subsidiary.

The primary objective of our research and development program is to enhance Algovita for use in SCS and may include next generation IPGs, leads and accessories, expanded stimulation delivery methods and MRI compatibility. An additional objective of our research and development program includes enhancements to our neurostimulation technology platform for uses in indications outside of SCS, including Virtis, the second application of our platform and our first product submitted for approval for the SNS market.

In early 2016, we entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete medical device for use in the DBS market for treatment of Parkinson’s disease. In connection with our development agreement with Aleva, we expect, upon completion of a complete medical device for use in the DBS market for the treatment of Parkinson’s disease, that Aleva will have primary responsibility for the commercialization of such DBS complete medical device using our licensed technology. In addition to our development agreement with Aleva, as part of our research and development efforts, we also intend to pursue other strategic partnerships with third parties to, among other things, fund clinical and development costs, in part or in full, for new product offerings.

Net investments in research and development totaled $14.5 million and $15.4 million in fiscal year 2016 and 2015, respectively.

Intellectual Property

Protection of our intellectual property is important to our business. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. As of February 23, 2017 we own 265 U.S. and foreign patents and 132 pending U.S. and foreign patent applications. Within our patent portfolio, we own the patents and patent applications that embody the intellectual property underlying our neurostimulation technology platform.

We also own five U.S. trademark registrations, 16 pending U.S. trademark registrations, 17 foreign trademark registrations and 15 pending foreign trademark registrations.

The term of each of our individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. The majority of our patents will expire between 2027 and 2034. Further, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, and/or to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. We also license from various entities, including Integer, and as of February 23, 2017 we license 25 U.S. patents, 13 pending U.S. patents, 11 foreign patents and 33 foreign pending patent applications covering both SCS and the intra-spinal stimulation and SNS and DBS fields of use.

Under our license agreements with Integer entered into at the time of the spin-off, we license certain of our technology to Integer for use outside the field of use of neurostimulation, including outside the fields of SCS, SNS and DBS.

We also rely upon trade secrets, know-how and continuing technological innovation, and may rely upon other licensing opportunities in the future, to develop and maintain our competitive position. We seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their employment or service, as applicable.

Manufacturing and Supply

Integer Supply Agreement

At the time of the spin-off, we entered into a long-term supply agreement with Integer for the manufacture and supply of Algovita and most of its products, parts and components, including the IPG and the leads. For most products, parts and components of Algovita, other than our external peripheral devices, which are supplied by Minnetronix, Integer is our single or sole source supplier. Our supply agreement with Integer for Algovita has a term of five years, and is also terminable upon mutual agreement by the parties, by either party upon material breach by the other and by either party in the event the other party enters bankruptcy. Our supply agreement with Integer for Algovita also outlines the rights of each party with respect to quality assurance, inspection and compliance with applicable law and contains what we believe are customary indemnification provisions for commercial agreements.  In addition, we also entered into a product component framework agreement providing Integer with the exclusive right to supply us with products, parts and components necessary for production of future SNS or DBS neurostimulation devices that we may seek to commercialize. Each of these agreements set forth the process by which we order products, components or raw materials, as applicable, from our supplier (which process is either on a purchase order basis or based on quarterly or annual forecasts and in some cases require us to purchase minimum amounts) and the related fees for purchasing these items.

Minnetronix Supply Agreement

Effective December 9, 2016, we entered into a manufacturing and supply amendment with Minnetronix for the supply of our current platform of external peripheral devices used with our Algovita spinal cord stimulation system, including the clinician programmer, patient programmer, the patient charging paddle, the external pulse generator kit and the patient feedback tool. Minnetronix is our sole source supplier for these items, but we retain the right to manufacture these products ourselves if we establish our own facility in the future. This agreement is exclusive between Nuvectra and Minnetronix only for Nuvectra’s current platform of external peripheral products, allowing any next generation external devices to be manufactured by ourselves or a third party. This agreement will continue for so long as the supply relationship remains exclusive, unless terminated earlier by either party in the event of a material breach of the agreement by the other party (subject to customary cure periods). The exclusivity provision will survive the agreement’s termination in the event that Minnetronix terminates the agreement due to Nuvectra’s material breach. If Minnetronix discontinues the supply of the peripheral products, it must provide us with 18 months advance notice and provide us with a “last time buy” opportunity.

Other Suppliers

We also have other suppliers, including some sole source suppliers, for some of our components, with whom we do not have agreements. ON Semiconductor, headquartered in Phoenix, Arizona, is one such sole source supplier, of the application-specific integrated circuit (“ASIC”) used in our IPGs and external pulse generators.

Manufacturing Requirements

Manufacturing facilities that produce medical devices or their component parts intended for distribution worldwide are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, companies are required to manufacture medical device products that are for sale in compliance with the FDA’s Quality System Regulation, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of Algovita or other medical devices. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. Integer has obtained Quality Management System ISO13485 certification for manufacturing of SCS systems and accessories. We have obtained the following certifications: Quality Management System ISO13485 and Full Quality Assurance Certification for the design and development of SCS systems and accessories and a Design Examination certificate for IPGs and accessories. We are required to demonstrate continuing compliance with applicable regulatory requirements to maintain these certifications and will continue to be periodically inspected by international regulatory authorities for certification purposes.

Product Liability and Insurance

The manufacture and sale of our products subject us to the risk of financial exposure for product liability claims. Our products are used in situations in which there is a risk of serious injury or death. We carry insurance policies, which we believe to be customary for similar companies in our industry. We cannot assure you that these policies will be sufficient to cover all or substantially all losses that we experience.

We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes, but our coverage limits may prove not to be adequate in some circumstances.

Third-Party Coverage and Reimbursement

For Algovita, the primary purchasers are hospitals and outpatient surgery centers in the United States. These purchasers typically bill various third-party payors, such as Medicare, Medicaid and private health insurance plans for the healthcare services associated with the SCS procedures. Government agencies and private payors then determine whether to provide coverage for specific procedures. We believe that SCS procedures using Algovita are adequately described by existing governmental and insurance reimbursement codes for the implantation of spinal cord stimulators and related leads performed in various sites of care. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of facility in which the procedure is performed, such as hospital outpatient department or outpatient surgery centers, and other factors. Although private payors’ coverage policies and reimbursement rates vary, Medicare is increasingly used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for healthcare items and services, including SCS procedures.

Outside the United States, reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. In Germany, where Algovita has been commercially available to patients since November 2014, reimbursement for SCS by Germany’s established G-DRG system, which is a government-mandated pricing system pursuant to which German hospitals are paid for services provided to patents, is substantial enough that it makes economic sense to operate within Germany. Some countries require us to gather additional clinical data before granting broader coverage and reimbursement for Algovita. We will complete the requisite clinical studies and obtain coverage and reimbursement approval in those other countries where it also makes economic sense to do so.

SNS and DBS have established reimbursement pathways similar to those for SCS procedures. We will review and assess the reimbursement environment as part of our process of developing additional neurostimulation indications.

Regulation of our Business

Our products, including Algovita, and our operations generally, are subject to extensive and rigorous regulation by the FDA pursuant to its authority under the Federal Food, Drug, and Cosmetic Act, or Food and Drug Act, other federal and state authorities in the United States and comparable foreign regulatory authorities. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, the FDA and comparable foreign regulatory authorities have imposed regulations that govern, among other things, product design, development and testing, manufacturing, labeling and storage, premarket clearance, clinical investigations, advertising and promotion and product marketing, sales, distribution and recalls.

FDA Clearance and Approval of Medical Devices

The FDA regulates medical devices in the United States and the export of medical devices manufactured in the United States to help ensure that these medical devices are safe and effective for their intended uses. Any violation of these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Under the Food and Drug Act, medical devices are classified as Class I, Class II or Class III depending on the degree of risk associated the device and the extent of control needed to ensure its safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not “substantially equivalent” to a legally marked device are classified in Class III. The safety and effectiveness of Class III devices cannot be assured solely by general controls. Submission and FDA approval of a premarket approval application is required before marketing of a Class III device can begin. The premarket approval application process is considerably more demanding than the Class I and Class II 510(k) premarket notification process.

Algovita is a Class III device. On November 30, 2015, Integer announced the receipt of premarket approval for Algovita from the FDA and we launched Algovita commercially in the United States during the first half of 2016.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

compliance with the FDA’s Quality System Regulations, which requires medical device companies to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against promoting products for unapproved or “off-label” uses;

•

approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in the intended use of Algovita or any other medical device using our neurostimulation technology platform;

•

medical device reporting regulations, which require that medical device companies comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, medical device companies to recall from the market a product that is in violation of governing laws and regulations;

•	regulations pertaining to voluntary recalls; and

•	notices of corrections or removals.

Medical device companies are also required to register and list their devices with the FDA, based on which the FDA will conduct inspections to ensure continued compliance with applicable regulatory requirements.

The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees and civil penalties, customer notifications or repair, replacement, refund, recall, administrative detention or seizure of Algovita systems, operating restrictions or partial suspension or total shutdown of production or criminal prosecution.

Other Healthcare Regulations

We are also subject to healthcare fraud and abuse regulation in the jurisdictions in which we will conduct business. These laws include, without limitation, applicable anti-kickback, false claims, healthcare reform, patient privacy and security laws, and physician payment transparency regulations.

Anti-Kickback Statute

The U.S. federal Anti-Kickback Statute is a criminal statute that prohibits persons from knowingly and willfully soliciting, offering, paying, or receiving “remuneration,” directly or indirectly to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or services for which payment may be made under federal healthcare programs. The Anti-Kickback Statute prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The Anti-Kickback Statute is broadly drafted and establishes penalties for parties on both sides of the prohibited transaction.

Federal False Claims Act

The U.S. Federal False Claims Act imposes civil liability on persons or entities who knowingly present or cause to be presented a false or fraudulent claim or knowingly use false statements to obtain payment from or approval by the federal government. Under the False Claims Act, a claim may be submitted directly to the federal government or to a recipient of federal funds, such as a federal contractor, where the funds are to be spent on the federal government’s behalf. In addition, private individuals have the ability to bring actions under the civil False Claims Act in the name of the government, known as qui tam actions, alleging false and fraudulent claims presented to or paid by the government or recipient of federal funds (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Medical device companies can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting an “off-label” use of a product.

Many states also have statutes or regulations similar to the U.S. federal Anti-Kickback and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Healthcare Reform

In March 2010, the Affordable Care Act (“ACA”) was signed into law, which has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacts the medical device industry. The ACA impacted existing government healthcare programs and resulted in the development of new programs. The ACA’s provisions include a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with certain limited exceptions. On December 18, 2015, this excise tax was suspended starting on January 1, 2016 through December 31, 2017. Absent future legislative action, this excise tax will be automatically reinstated beginning on January 1, 2018.

The full impact of the ACA, as well as the possibility of its repeal or replacement and the impact of other laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may continue the downward pressure on medical device pricing, especially under the Medicare program, and may also increase our regulatory burden and operating costs.

U.S. Privacy and Security Laws

We may be subject to data privacy and security laws and regulations of both the U.S. federal government and the individual states in which we operate. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations impose obligations on entities covered thereby relating to the privacy, security and transmission of protected health information. These covered entities include health plans, health care clearing houses, and certain health care providers.

In addition, comparable state laws also govern the privacy and security of health information in certain circumstances. Many of these individual state laws differ from state to state in significant ways and may not have the same effect. In addition, certain of these state laws are more stringent than HIPAA and in such circumstances the more stringent state law must be followed.

Physician Payment Transparency Laws

In recent years, federal and state regulation of payments made to physicians and other healthcare providers and entities has increased. The ACA imposes new reporting requirements on some manufacturers, including some medical device manufacturers, for payments and other transfers of value provided to physicians or teaching hospitals. In addition, the ACA also requires reporting by physicians and their immediate family members of ownership or other investment interests in some medical device manufacturers.

Failure to submit the required information timely, accurately, or completely may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an additional aggregate of $1 million per year for “knowing failure to report.”

Some states also require medical device companies to comply with the industry’s voluntary compliance guidelines and/or the compliance guidelines promulgated by the U.S. federal government, which impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare providers and entities.

Regulations in the EU

Our international sales are subject to regulatory requirements in the countries in which Algovita is sold. The regulatory review process varies from country to country and may in some cases require the submission of clinical data.

In the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Liechtenstein and Iceland), we must comply with the requirements of the EU Active Implantable Medical Devices Directive, or AIMDD, and appropriately affix the CE mark on Algovita to attest to such compliance. In achieving compliance, Algovita had to comply with the “Essential Requirements” described in Annex I of the AIMDD. In addition, to affix the CE mark on Algovita, we had to undergo a conformity assessment procedure, the requirements of which vary based upon the type of medical device and its classification. Except for low risk medical devices, a conformity assessment procedure also requires a third party assessment by a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. The Notified Body audits and examines the technical file and the quality system for the manufacture, design and final inspection of the medical device. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure and confirmation of conformity with the Essential Requirements. Receipt of this CE Certificate entitles the medical device company to affix the CE mark to its medical device after preparing and signing an EC Declaration of Conformity. The assessment of the conformity for Algovita has been certified by our Notified Body, TÜV SÜD America.

Algovita is subject to continued surveillance by its Notified Body, and we are required to report any serious adverse incidents related to Algovita to the appropriate authorities. We must also comply with additional requirements of individual countries in which Algovita is marketed and the requirements of certain EU Directives.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices, which would replace the Medical Devices Directive and the AIMDD with a new regulation (the Medical Devices Regulation). Formal adoption and publication of the Medical Devices Regulation is expected during the first half of 2017 and is expected to become applicable three years thereafter. In its current form it would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on medical device companies to appoint a “qualified person” responsible for regulatory compliance, and provide for stricter clinical evidence requirements.

EU Data Protection Directive

We are subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us.

Anti-Bribery Laws

The federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions, including the UK Bribery Act of 2010, generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the Securities and Exchange Commission (“SEC”). Violations of United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Employees

As of February 23, 2017, we had 181 employees. We believe the success of our business will depend, in part, on our ability to continue to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

Corporate Information

Our principal executive offices are located at 5830 Granite Parkway, Suite 1100, Plano, Texas 75024 and our telephone number is (844) 727-7897. Our website address is www.nuvectramed.com. Information contained on, or connected to, our website is not part of this Annual Report on Form 10-K. We are traded on the Nasdaq Global Market under the symbol “NVTR.”

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements applicable to public companies that are not emerging growth companies. These include, but are not limited to, (i) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, (ii) an exception from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and the requirement to obtain stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We would cease to be an emerging growth company upon the earliest of (1) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act; (2) the last day of the first fiscal year in which our total annual gross revenue exceeds $1.0 billion; (3) the date on which we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter; and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K to the attention of General Counsel. Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

Item 1A. Risk Factors

You should carefully consider the following risks, as well as the other information included in this Annual Report on Form 10-K, in evaluating us and our common stock. The occurrence of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations, ability to raise capital and growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, our ability to raise capital and growth prospects.

Risks Related to our Business

We are substantially dependent on the market acceptance in the United States for Algovita and the failure of Algovita to gain market acceptance would negatively impact our business.

On November 30, 2015, Integer announced receipt of premarket approval for Algovita, and we launched Algovita commercially in the United States during the first half of 2016. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for Algovita. We currently have Virtis and other complete medical devices incorporating our neurostimulation technology platform in development; however, if we are unsuccessful in commercializing Algovita, unable to market Algovita as a result of a quality problem, fail to maintain regulatory approval for Algovita, or experience unexpected or serious complications or other unforeseen negative effects related to Algovita, we would lose our expected main source of revenue, and our business will be adversely affected.

If we fail to develop and retain an effective direct sales force in the United States, our business could suffer.

To commercialize Algovita in the United States, we must build a substantial direct sales force. As we expand our commercial launch of Algovita in the United States and concurrently increase our marketing efforts, we will need to retain, grow and develop our direct sales representatives. There is significant competition for sales representatives experienced in medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with Algovita expected by physicians. Upon completion of the training, sales representatives typically require lead-time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales representatives, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying that personnel in restricted territories or incur costs to relocate personnel outside of those territories, and we may be subject to future allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

We must demonstrate to physicians the merits of Algovita compared to products marketed by our competitors.

Physicians play a significant role in determining the course of a patient’s treatment and, as a result, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing Algovita and SCS therapy to physicians. To successfully commercialize Algovita, we must successfully demonstrate to physicians the merits of Algovita as compared to our competitors’ SCS systems. Acceptance of Algovita depends, in part, on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Algovita compared to our competitors’ SCS systems, and communicating to physicians the proper application of Algovita. If we are not successful in convincing physicians of the merits of Algovita or educating them on the use of Algovita, they may not use our products and we may be unable to increase our sales, sustain our growth or achieve profitability.

Additionally, an important part of our sales process also includes the education of physicians on the safe and effective use of Algovita. It is critical to the success of our commercialization efforts to educate physicians on the proper use of Algovita, and to provide them with adequate product support during clinical procedures. If physicians misuse or ineffectively use our products, it could result in unsatisfactory patient outcomes, patient injuries, negative publicity or lawsuits against us, any of which could have an adverse effect on our business. Finally, in the United States, for physicians to use Algovita, we expect that the hospital facilities where these physicians treat patients typically will require us to enter into purchasing contracts with them. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales and operating results may be adversely affected.

Our competitors are large, well-established companies with substantially greater resources than us and many have a long history of competing in the SCS market.

Our current and potential competitors are publicly-traded, or are divisions of publicly-traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. For example, our major competitors, Medtronic, Inc., Boston Scientific Corporation, St. Jude Medical, Inc. and Nevro Corp., each has an approved neuromodulation system in at least the United States, Europe, and Australia. Medtronic, Boston Scientific and St. Jude Medical have each been established for several years while Nevro is a new entrant to the SCS market and is marketing its High Frequency 10 (HF10) SCS therapy for treatment of several chronic pain conditions. We expect that as we continue to sell Algovita commercially in the United States, our competitors will take aggressive action to protect their current market share and position. We expect to face significant competition in establishing our market share in the United States and may encounter currently unforeseen obstacles and competitive challenges.

In addition, we face a particular challenge in overcoming entrenched practices by some physicians who exclusively use the neurostimulation products produced by our larger, more established competitors. Physicians who have completed many successful procedures using neurostimulation products made by these competitors may be reluctant or unwilling to try a new product from a new entrant in the marketplace with which they are less familiar. If these physicians are unwilling to try or adopt Algovita, our business will be adversely affected.

Further, a number of our competitors are currently conducting, or we anticipate will be conducting, clinical trials to demonstrate the efficacy of their SCS systems, which may lead to regulatory approvals for use of their systems for additional indications or support for their marketing claims that their products are superior to Algovita. Competition may increase further as existing competitors enhance their product offerings to compete directly with Algovita or other companies enter the SCS market. If our competitors develop more effective or affordable products, achieve earlier patent protection or product commercialization, or produce clinical results that show greater efficacy than Algovita, our operations will likely be negatively affected. If we are forced to reduce our prices for Algovita due to increased competition, our revenues and operating results could be negatively affected.

We we may never achieve full market acceptance in Europe.

Algovita received CE mark approval in June 2014, enabling us to commercialize it in Europe. We currently sell Algovita in Germany, Switzerland, Austria and Luxembourg. We have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals in those countries. We may be unable to gain broader market acceptance in these countries, which will adversely affect our sales and operating results.

We are dependent upon Integer and Minnetronix as sole-source manufacturers and suppliers, making us vulnerable to supply shortages, manufacturing problems and price fluctuations, which could harm our business.

In connection with the spin-off, we entered into an exclusive supply agreement with Integer under which we purchase fully assembled Algovita systems and most products, parts and components necessary for the production of Algovita. We also entered into a product component framework agreement that provides Integer with the exclusive right to supply us with products, parts and components necessary for production of future SNS or DBS neurostimulation devices that we may seek to commercialize. Subject to conditions specified in these agreements, Integer will be our exclusive and sole source manufacturer and supplier for most products, parts and components of Algovita, while Minnetronix is the sole-source supplier of our external peripheral devices.

Effective December 9, 2016, we entered into a manufacturing and supply amendment with Minnetronix for the supply of our current platform of external peripheral devices used with our Algovita spinal cord stimulation system, including the clinician programmer, patient programmer, the patient charging paddle, the external pulse generator kit and the patient feedback tool. Minnetronix is our sole-source supplier for these items (although we retain the right to manufacture the products ourselves).

As a result of these agreements, we are vulnerable to supply shortages, failure to maintain adequate safety stock and manufacturing problems encountered by Integer or Minnetronix, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct its own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede its ability to meet our requirements. Integer or Minnetronix may also be unwilling to supply components for Algovita or our other products. In addition, we may not be able to take advantage of price fluctuations or competitive pricing that may become available from alternative supply sources. Our reliance on each of Integer and Minnetronix as our sole source suppliers also subjects us to other risks that could harm our business, including:

•	we are not the only customer of either supplier, and they may therefore give other customers’ needs higher priority than ours;

•	in the event our supply agreement with either Integer or Minnetronix is terminated, we may have difficulty locating and qualifying alternative suppliers on a timely basis or at all;

•

in the event our supply agreement with either Integer or Minnetronix is terminated, switching suppliers may require product redesign and possibly submission to FDA, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities; and

•	Integer or Minnetronix could encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit cost of Algovita and improve our gross margins.

Currently, the gross profit generated from the sale of Algovita is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost for Algovita and improve our gross margins. This cannot be achieved without increasing the volume of systems and components that we purchase from Integer and Minnetronix. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of any factor that negatively impacts the sales of Algovita or reduces manufacturing efficiency may prevent us from achieving our desired reduction in per unit costs and increase in gross margins, which would negatively affect our operating results and may prevent us from attaining profitability.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

In 2014, following our receipt of CE mark for Algovita in June 2014, we began selling Algovita in Europe through a limited number of distributors. We began our sales in Germany and, to date, have expanded our sales efforts into Luxembourg, Switzerland and Austria. Given that we do not have, or currently plan to use, any direct sales representatives in Europe, we are heavily dependent on the efforts of a limited number of distributors in Europe. The sale and shipment of Algovita and our other products across international borders exposes us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us, our distributors, or our suppliers;

•	reduced or varied protection for intellectual property rights in some countries;

•	pricing pressure that we may experience internationally;

•	shortages in high-quality sales representatives and distributors;

•

third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	competitive disadvantage to competition with established business and customer relationships;

•	foreign currency exchange rate fluctuations;

•	imposition of additional U.S. and foreign governmental controls or regulations;

•	economic instability;

•	changes in duties and tariffs, license obligations and other non- tariff barriers to trade;

•	imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	imposition of costly and lengthy new export licensing requirements; and

•	imposition of new trade restrictions.

In addition, our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act of 1977 and local anti-bribery and other laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries. Our failure to comply with these regulations and laws could subject us to penalties, fines, denial of export privileges, seizures of shipments, product recalls, restrictions on business activities or other criminal, civil or administrative actions.

If we experience any of these risks, our sales in non-U.S. jurisdictions may be harmed and our results of operations would suffer.

Issues with product quality could have a material adverse effect upon our business, subject us to regulatory actions, including product recalls and product liability litigation, and cause a loss of customer confidence in us or our products.

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects and assuring the safety and efficacy of our products. Quality and safety issues may occur with respect to Algovita or any of our other products at any stage. A quality or safety issue, including a product recall, may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly product liability and other litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue, including a product recall, in an effective and timely manner may also cause negative publicity, a diversion of management attention, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening our brand is critical to achieving widespread acceptance for Algovita and our other products, particularly because of the highly competitive nature of the markets in which we operate. Promoting and positioning our brand depends largely on the success of our marketing efforts and the perception by physicians and our other customers of the quality and efficacy of Algovita and our other products.

Given the established nature of our competitors, it is likely that our future marketing efforts will require us to incur significant expenses. These brand promotion activities may not yield increased sales and, even if they do yield increased sales, any sales increases may not offset the expenses we incurred to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, Algovita and our other products may not be accepted by physicians and our others customers, which would adversely affect our business, results of operations and financial condition.

Our business could suffer if we lose the services of key members of our senior management or fail to hire necessary personnel and sales representatives.

We are dependent upon the continued services of key members of our senior management. The loss of these individuals could disrupt our operations or our strategic plans. In addition, our future success will depend on, among other things, our ability to continue to hire or contract with, and retain, the necessary qualified scientific, technical and managerial personnel and sales representatives, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team or our inability to attract or retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

If third-party payors do not provide adequate coverage and reimbursement for the use of Algovita and other neurostimulation devices we market for sale, we may be required to decrease our selling prices, which could have a negative effect on our financial performance.

Our success in marketing Algovita and any other neurostimulation devices we develop depends and will depend in large part on whether United States and international government health administrative authorities, including Medicare and Medicaid in the United States, private health insurers and other organizations adequately cover and reimburse customers for the cost of Algovita and those other devices. Third-party payors continually review their coverage and reimbursement policies and could, without notice, eliminate or reduce coverage or reimbursement for SCS, SNS or DBS therapy and/or Algovita and any other devices we develop.

Further, the trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives are placing increased emphasis on the delivery of more cost-effective medical therapies. As the healthcare industry consolidates, competition to provide products and services to industry participants will continue to intensify, which will result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, integrated delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions. Access to adequate coverage and reimbursement for SCS, SNS or DBS therapy and, in particular, for Algovita by third-party payors is essential to the acceptance of Algovita.

In addition, reimbursement systems in international markets vary significantly by country and, in some cases, by region within some countries, and reimbursement approvals are often required to be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. If sufficient coverage and reimbursement is not available for Algovita and other SCS devices in our international markets, the demand for our products and our revenues will be adversely affected.

If we fail to properly manage our anticipated growth, our business could suffer.

We have a relatively short operating history. We intend to continue to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, the hiring and retention of our direct sales representatives in the United States requires significant management, financial and other supporting resources. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, reporting systems and control procedures, which we may be unable to do in a cost efficient manner or at all. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.

Although we continue to develop or seek to develop additional products using our neurostimulation technology platform for commercial introduction, we may be substantially dependent on sales from Algovita for many years. Over the longer term, we will need to successfully introduce new products or advancements to Algovita in order to achieve our strategic business objectives. Product development requires substantial investment and there is inherent risk in the research and development process. A successful product development process depends on many factors, including our ability to properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner and differentiate our products from those of its competitors. If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete and our revenue and profitability could suffer.

U.S. or European regulatory authorities may not approve the regulatory submission of Virtis, our SNS System.

We submitted Virtis to the FDA and to the CE Mark authorities in Europe for the treatment of chronic urinary retention and the symptoms of overactive bladder in January 2017 and December 2016, respectively.  The approval of these submissions may be delayed or rejected or the authorities may require us to submit additional information for approval.  In the event the submissions are not approved in either the U.S. or Europe, our market release of Virtis would be substantially delayed or may never occur, which could adversely impact our future revenues and our ability to effectively compete.  If we are required to provide additional information to either authority, we may be required to increase spending for related research and development or clinical projects, which could adversely impact our profitability and require additional resources or personnel.

If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize our products for these indications.

We will likely need to conduct additional clinical studies and post marketing studies in the future to support approval for new indications and product claims. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•	the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

•	patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;

•	patients or investigators do not comply with study protocols;

•	patients do not return for post-treatment follow-up at the expected rate;

•

patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products such as the advanced stage of two chronic diseases or conditions that may exist at the time of treatment, causing a clinical study to be put on hold;

•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;

•	difficulties or delays associated with establishing additional clinical sites;

•

third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or perform in a manner inconsistent with the investigator agreement, clinical study protocol, good clinical practices or other regulations governing clinical trials;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;

•	the study design is inadequate to demonstrate safety and efficacy; or

•	the statistical endpoints are not met.

Clinical failure can occur at any stage of the testing. Our clinical studies or post marketing studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have planned. Our failure to adequately demonstrate the safety and effectiveness of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use.

We could also encounter delays if the FDA concludes that our financial relationships with investigators results in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or if the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of our premarket approval application by the FDA. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

Our future success is highly dependent upon our use of our intellectual property rights, including trade secrets, which rights could be adversely impacted by many factors, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a neuromodulation medical device company focused on the development and commercialization of our neuromodulation technology platform, we expect to be highly dependent upon our use of our intellectual property rights. These intellectual property rights could be adversely impacted by many factors, including:

•

We may in the future become involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products;

•

Our patents and other intellectual property rights infringing or violating the proprietary rights of others, particularly given that our competitors have made substantial investments in patent portfolios and competing technologies and may have applied for or may in the future apply for and obtain, patents that may interfere with our ability to sell our products. For example, should a third party bring a claim against us, our customers, our suppliers or our distributors, whether merited or not, it could be costly to defend, require us to pay damages on behalf of our customers, suppliers, or distributors, interfere with our ability to make, use, sell, and/or export our products or require us to obtain a license (which we may not be able to obtain on commercially reasonable terms or at all);

•

Our intellectual property rights may not provide sufficient commercial protection for Algovita and any future complete medical device that incorporates our neurostimulation technology platform, and potentially enable third parties to use our technology or very similar technology and reduce our ability to compete in the market;

•	Third parties may seek to challenge our patents, and, as a result, these patents could be narrowed, invalidated or rendered unenforceable;

•	Our current and future patent applications may not result in the issuance of patents in the United States or foreign countries;

•

Patent reform legislation, including the Leahy-Smith America Invents Act, or any future patent reform legislation may affect the way patent applications are prosecuted, redefine prior art, affect patent litigation or switch the United States patent system from a “first-to-invent” system to a “first-to-file” system, any or all of which could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents;

•

If we may fail to maintain the patents and patent applications covering Algovita and our neurostimulation technology platform, whether through unintentional lapse or otherwise, a competitor could design, manufacture and market products that are the same or similar to our own;

•

We may become involved in interference or derivation proceedings or re-examination or opposition proceedings provoked by third parties or brought by the United States Patent and Trademark Office or any foreign patent authority to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications, which if the outcome were unfavorable could require us to cease using the related technology or to attempt to license rights to it from the prevailing party;

•

We rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position, which we endeavor to protect through non-disclosure and confidentiality agreements with parties who have access to these items; provided, however, despite our best efforts and contractual limitations, our trade secrets and other unpatented or unregistered proprietary information may get disclosed and thereafter are likely to lose trade secret protection; and

•

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

If any of the foregoing occurs, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to certain risks related to our license agreements with Integer, including the potential for Integer to develop competing or similar products.

We have licensed to Integer the right to use (i) specified intellectual property underlying our neurostimulation technology platform for applications within the neurostimulation fields of use in the unrestricted license agreement and (ii) other specified intellectual property underlying our neurostimulation technology platform for applications outside of the neurostimulation fields of use in the restricted license agreement. In addition, NeuroNexus has licensed to Integer the right to use its intellectual property outside of the neurostimulation fields of use. Integer, through the use of this licensed intellectual property or through the use of other intellectual property that it separately owns or has developed, may seek to develop products, components or improvements to items that compete against or are similar to our own products and components. In addition, if Integer tries to develop a product that incorporates licensed intellectual property for applications within a prohibited field of use, we may seek to enforce the terms of the license agreements to prohibit these developments, which could subject us to costly litigation, distract management and negatively affect our supply agreements with Integer. In addition, pursuant to the terms of these license agreements, we will be required to indemnify Integer against third party infringement claims, which could result in our incurrence of significant expenses to defend any such matters or require us to make significant indemnification payments to Integer.

Our use of “open source” software in our products could subject us to possible litigation.

We use, and expect to continue to use, some open source software in our products. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have an adverse effect on our business and operating results. Further, if the license terms for the open source code change, we may be forced to re-engineer our products, resulting in additional costs.

We may not be able to adequately protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities.

We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products, and our competitive position in the international market would be harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build brand recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build brand recognition in our markets of interest. In addition, third parties have registered trademarks similar to our trademarks in foreign jurisdictions, and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we were not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In any case, if we are unable to establish brand recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We have a history of significant net operating losses. If we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net operating losses, and we expect to continue to incur net operating losses for the foreseeable future. We expect to continue to incur net operating losses as we continue to build our direct sales force in the United States, expand commercial sales of Algovita in the United States in 2017, pursue regulatory approvals for Virtis, and assuming approval, begin to build a salesforce for Virtis.

We intend to continue to increase our operating expenses substantially as we add sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States to increase our geographic sales coverage and penetration, invest in research and development programs to accelerate new product launches, expand our marketing and training programs, conduct clinical studies, and increase our general and administrative functions as a result of operating as an independent publicly-traded company. We may not ever generate sufficient sales from our operations to achieve profitability, and even if we do achieve profitability, we may not be able to remain profitable for any substantial period of time. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition will suffer.

We may record future goodwill impairment charges or other asset impairment charges related to one or more of our reporting units, which could materially adversely impact our results of operations.

We test our goodwill balances for impairment on the last day of each fiscal year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. On December 30, 2016, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. Refer to Our Critical Accounting Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for a discussion of key assumptions used in our testing.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Relatively small declines in the future performance and cash flows of a reporting unit or asset group, changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses, or small changes in other key assumptions, may result in the recognition of significant asset impairment charges, which could have a material adverse impact on our results of operations.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a direct sales force in the United States, develop the use of our neurostimulation technology platform for the treatment of other conditions, continue to grow our business, and complete our transition to operating as an independent publicly-traded company. Our existing resources, inclusive of the cash capital contribution of $75.0 million made by Integer immediately prior to the completion of the spin-off and borrowings under our credit facility, as amended (the availability of which is subject to compliance with specified conditions and covenants) may not allow us to conduct all of the activities that we believe would be beneficial for our future growth. As a result, we may need to seek additional funds in the future. If we are unable to raise additional funds on favorable terms, or at all, we may not be able to support our commercialization efforts for Algovita or increase our research and development activities, and the growth of our business may be negatively impacted.

Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the outcome, timing of, and costs involved in, seeking and obtaining supplementary or additional approvals from the FDA and other regulatory authorities;

•	the scope and timing of our investment in our United States commercial infrastructure and direct sales force;

•	the research and development activities we intend to undertake in order to expand the indications and product enhancements that we intend to pursue;

•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of Algovita;

•	changes or fluctuations in our inventory supply needs and forecasts of our supply needs;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to implement additional infrastructure and internal systems;

•

our ability to satisfy the conditions and covenants, including trailing six-month revenue milestones to be able to draw upon our $40 million of term loan financing and $5 million of revolving line of credit financing under our credit facility;

•	our ability to hire additional personnel to support our operations as an independent publicly-traded company; and

•	the emergence of competing technologies or other adverse market developments.

To finance these activities, we may seek additional funds through borrowings or rounds of financing, including private or public equity or debt offerings, and strategic partnerships. We may be unable to raise necessary funds on favorable terms, or at all.

If we borrow funds or issue debt securities, these securities will have payment rights superior to holders of our common stock and may contain covenants that will restrict our operations. We may have to obtain funds through arrangements with strategic partners that may require us to relinquish rights to our technologies, product candidates, or products that we otherwise may not wish to relinquish.

Our credit facility contains restrictions that limit our flexibility in operating our business.

In March 2016, we entered into a credit facility with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”) and borrowed $15.0 million under the facility. In February 2017, the credit facility was amended to extend the availability of the final two tranches of the facility. Our credit facility contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

•	sell, lease, transfer, assign, or dispose of any part of our business or property;

•

create, incur, assume, or be liable for any indebtedness other than unsecured indebtedness to trade creditors incurred in the ordinary course of business and other permitted indebtedness as defined in the Credit Facility;

•	make restricted payments, including paying dividends on, repurchasing, or making distributions with respect to our capital stock;

•	make specified investments (including loans and advances);

•	merge or consolidate; and

•	enter into certain transactions with our affiliates.

In addition, if the Lenders fund the term loan B commitment, we will be subject to a quarterly financial covenant requiring us to achieve consolidated revenues of at least 75% of our forecasts that have been previously approved by the Lenders. The covenants in our credit facility may limit our ability to take certain actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding and foreclose on the collateral granted to it to collateralize our indebtedness.

We will need to maintain sufficient levels of inventory, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges.

We are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In order to market and sell Algovita effectively, we often must maintain high levels of inventory. In particular, as we expand our commercial launch of Algovita in the United States, we intend to substantially increase our levels of inventory and our safety stock in order to meet our estimated demand and, as a result, incur significant expenditures associated with increases in our inventory and safety stock. The manufacturing process requires lengthy lead times, during which components of Algovita may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the number of Algovita systems that we can produce. As compared to direct manufacturers, our dependence on Integer as our sole manufacturer exposes us to greater lead times increasing our risk of inventory obsolescence. Furthermore, Algovita has a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired and we would be required to record an impairment charge. If our estimates of required inventory are too high, we may be exposed to further inventory obsolesce risk. In the event that a substantial portion of our inventory becomes obsolete or expires. In the event we experience a supply chain imbalance, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

If we increase our sales outside the Unites States, we may be subject to risks associated with currency fluctuations, and changes in foreign currency exchange rates could impact our results of operations.

If we increase our sales outside the Unites States, we may be subject to changes in the exchange rates between foreign currencies and the U.S. dollar, which could materially impact our reported results of operations and distort period-to-period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

In the future, we may engage in exchange rate-hedging activities in an effort to mitigate the impact of exchange rate fluctuations. If our hedging activities are not effective, changes in currency exchange rates may have a more significant impact on our results of operations.

We are subject to extensive governmental regulation, and our failure to comply with applicable requirements could cause our business to suffer.

Governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, regulate the medical device industry extensively. The FDA and corresponding state and foreign regulatory agencies and authorities regulate and oversee virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing, as well as modifications to existing products and the marketing of existing products for new indications.

Generally, unless an exemption applies, a medical device and modifications to a device or its indications must receive either premarket approval or premarket clearance from the FDA before it can be marketed in the United States. The approval process may involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It may take several years to satisfy these requirements, depending on the complexity and novelty of the product or modification. We may not be successful in the future in receiving approvals and clearances in a timely manner or at all. Any delay in obtaining, or any failure to obtain, such approvals could negatively impact our marketing of any future products and reduce our product revenues.

The laws and regulations to which we are subject are complex and have tended to become more stringent over time. Legislative or regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. See “Business – Regulation of our Business” for additional information regarding the regulatory schemes applicable to us and our business.

Our failure to comply with U.S. federal and state regulations or other foreign regulations applicable in the countries where we operate could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of manufacturing facilities are possible. If any of these risks materialize, our business would be adversely affected.

Algovita and other neurostimulation devices we develop may in the future be subject to notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities, such as the Federal Institute for Drugs and Medical in Germany, have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. Further, under the FDA and similar foreign medical device reporting regulations, we are required to submit information to the governmental agency when we receive a report or become aware that a device has or may have caused or contributed to a death or injury or has or may have a malfunction that could likely cause or contribute to death or injury if the malfunction were to recur, which may prompt action by the governmental authority. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include certain notifications and corrections as well as removals, of our products could divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenue.

In addition, the manufacturing of our products is subject to extensive post-market regulation by the FDA and foreign regulatory authorities, and any failure by us or our suppliers, including Integer, to comply with regulatory requirements could result in recalls, facility closures, and other penalties. We and our suppliers are subject to the FDA’s Quality System Regulation and comparable foreign regulations that govern the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, and servicing of medical devices. These regulations are enforced through periodic inspections of manufacturing facilities. Any manufacturing issues at our or our suppliers’ facilities, including failure to comply with regulatory requirements, may result in warning or untitled letters, manufacturing restrictions, voluntary or mandatory recalls or corrections, fines, withdrawals of regulatory clearances or approvals, product seizures, injunctions, or the imposition of civil or criminal penalties, which would adversely affect our business results and prospects.

The misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits, which could be costly to our business, or result in costly investigations and sanctions from the FDA and other regulatory bodies if we are deemed to have engaged in off-label promotion.

Algovita has received premarket approval from the FDA and CE mark approval for use in the treatment of chronic pain of the trunk or limbs. We cannot, however, prevent a physician from using our product off-label, when in the physician’s independent professional medical judgment she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our product off-label. Furthermore, the use of our product for indications other than those approved by the applicable regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our product or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability litigation. If our products are misused or used with improper technique, we may become subject to costly litigation, including product liability litigation, by our customers or their patients. In addition, if the FDA or other regulatory bodies determines that our promotional materials or training constitute promotion of an off-label use, it or they, as applicable, could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions that may result in fines, penalties, injunctions or other restrictions. Any of these events could significantly harm our business and results of operations.

We may be subject to federal, state and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business.

In the United States, the laws that may affect our ability to operate include, but are not limited to:

•	the U.S. federal Anti-Kickback Statute;

•	the U.S. federal False Claims Act and civil money penalties, including whistleblower and qui tam actions;

•	Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act;

•

federal regulation of payments made to physicians and other healthcare providers (known as the physician “sunshine” requirements), which requirements have been recently expanded under the Patient Protection and ACA;

•	U.S. Foreign Corrupt Practices Act of 1977 and other anti-bribery laws; and

•	state and foreign law equivalents of each of the above federal laws.

See “Business – Regulation of our Business” for a detailed description of each of these laws and their impact on our operations. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

If our operations are found to be in violation of any of the laws or governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Healthcare legislative reform measures may have a material adverse effect on us.

In March 2010, the ACA was signed into law, which includes, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. Beginning on January 1, 2016, this excise tax was suspended through December 31, 2017, but if this suspension is not continued or made permanent thereafter, the excise tax will be automatically reinstated starting on January 1, 2018 and would result in a significant increase in the tax burden on our industry. If any efforts we undertake to offset the excise tax in the future are unsuccessful, the increased tax burden could have an adverse effect on our results of operations and cash flows. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment system reforms and shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect our business. The full impact of the ACA, its possible repeal or replacement and the impact of other laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may continue the downward pressure on medical device pricing, especially under the Medicare program, and may also increase our regulatory burden and operating costs.

Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Risks Related to the Spin-Off

We may be unable to achieve some or all of the benefits expected to result from being an independent publicly-traded company.

As an independent publicly-traded company, we have the ability to focus on the commercialization of Algovita, pursue development of other medical devices incorporating our technology and seek regulatory approvals for these new devices and other treatment indications with respect to Algovita. However, we may be unable to achieve some or all of the benefits expected to result from being an independent publicly-traded company in the time expected, if at all, which could have an adverse effect on our financial condition and results of operations. For instance, it may take longer than anticipated for us to, or we may never, succeed in achieving market acceptance of Algovita in the United States or other foreign countries, and we may be unable to compete successfully against more well established companies that provide similar SCS products and therapies. Our lack of a well-established product in the market, effective commercial infrastructure and a direct sales force, coupled with increased costs resulting from operating as an independent publicly-traded company and funding ongoing product development, may materially inhibit our ability to realize the full value of our company and to achieve our short-term and long-term strategic objectives.

We may continue to incur costs and expenses and have to devote substantial management time as a result of our operating as an independent publicly-traded company, which could adversely affect our profitability.

As a result of our spin-off from Integer, our management is required to devote substantial time to compliance with the requirements of being an independent publicly-traded company. We also are incurring costs and expenses greater than those we historically incurred. These increased costs and expenses arise from various factors, including financial reporting, accounting and audit services, insurance, costs associated with information technology systems, complying with federal securities laws (including compliance with the Sarbanes-Oxley Act, the Dodd Frank Wall Street Reform and Consumer Protection Act and rules and regulations implemented by the SEC and NASDAQ) and legal and human resources-related functions. Although Integer has provided, and will continue to provide, services to us under the transition services agreement, this arrangement may not capture all the benefits our business has enjoyed as a result of being integrated with Integer. These services are being provided by Integer for only a limited period of time, and we are establishing the necessary infrastructure and systems to perform these functions and services on an ongoing basis. We may also continue to incur one-time costs in connection with the transition to being an independent publicly-traded company, including relating to compensation costs, recruiting costs associated with continuing to build out our sales organization and costs to continue to separate information systems. In addition we may continue to make significant investments to replicate, or outsource from other providers, facilities, systems, infrastructure and personnel of Integer to which we will no longer have access, which may be costly to implement. These costs may be greater than anticipated and could have a material adverse effect on our financial position, results of operations and cash flows.

Our historical financial information may not be representative of the results we would have achieved as an independent publicly-traded company during the periods presented and may not be a reliable indicator of our future results.

Our financial information prior to March 14, 2016 included in this Annual Report on Form 10-K reflects our business as it operated as part of Integer’s organization. This historical financial information is derived from Integer’s consolidated financial statements and accounting records. Accordingly, our historical financial information included in this Annual Report on Form 10-K may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent publicly-traded company during the periods presented or those that we may achieve in the future. The expenses reflected in our historical financial information includes an allocation of general corporate overhead expenses from Integer relating to the following support functions provided for us by Integer: executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement and facilities. While our management considers the expense allocation methodology and results to be reasonable for all periods presented, these allocations may not be indicative of the actual expenses that we would have incurred as an independent publicly-traded company or of the costs we will incur in the future. Accordingly, the historical financial information presented herein should not be assumed to be indicative of what our financial condition or results of operations actually would have been as an independent publicly-traded company or to be a reliable indicator of what our financial condition or results of operations actually could be in the future.

In addition, cash from Integer has historically funded our working capital requirements and capital for general corporate purposes, including research and development funds and capital expenditures. In the future, we may need to obtain additional financing from lenders, through public offerings or private placements of debt or equity securities, strategic partnerships or other arrangements to fund these capital requirements.

The supply agreement and license agreements with Integer may not reflect as favorable of terms as would have resulted from arm’s-length negotiations with unaffiliated third parties.

The supply agreement and license agreements that we entered into with Integer were prepared in connection with the spin-off and while we were still a wholly owned subsidiary of Integer. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent board of directors or a management team that was independent of Integer. As a result, the terms of these agreements may not reflect as favorable of terms as would have resulted from arm’s-length negotiations with unaffiliated third parties.

We entered into several agreements with Integer in connection with the spin-off, which may limit our ability to take actions beneficial to us for a period of time after the completion of the spin-off and may impair our future success.

The separation and distribution agreement, tax matters agreement, transition services agreement and employee matters agreement entered into between us and Integer were negotiated while we were still a wholly-owned subsidiary of Integer. As such, these agreements contain terms that may limit our ability, for a period of time after the completion of the spin-off, to take some actions that may be beneficial to us. Under the tax matters agreement that we entered into with Integer, we are prohibited from taking or failing to take any action that prevents the spin-off from qualifying as a tax-free transaction. Further, during the two-year period following the completion of the spin-off, without obtaining the consent of Integer or an unqualified opinion of a nationally recognized law or accounting firm, we may be prohibited from taking certain specified actions that could affect the tax treatment of the spin-off. As an example, to preserve the tax-free treatment of the spin-off, for a two-year period following the completion of the spin-off, we are prohibited, except in specific circumstances, from taking certain actions, including:

•

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

•	transferring, selling or otherwise disposing of 35% or more of our gross assets if such transfer, sale or other disposition would violate the IRS’ rules and regulations;

•	liquidating our business; or

•	ceasing to maintain our active business.

Under the separation and distribution agreement, a court could disregard the allocation of liabilities as agreed upon between us and Integer, and require that we assume responsibility for obligations allocated to Integer, particularly if Integer were to refuse or were unable to pay or perform its allocated obligations.

Following the spin-off, we continue to be dependent on Integer for certain support services for our business pursuant to the transition services agreement.

Pursuant to the transition services agreement, Integer is providing us with services for a maximum of two years from the date of the spin-off including, among others, human resources services, information technology services, legal support services, tax services, accounting services, treasury services and other support services specified in the transition services agreement. Although Integer is contractually obligated to provide us with certain support services during the term of the transition services agreement, these services may not be performed as efficiently or proficiently as they were performed prior to the spin-off or may not be performed at all by Integer. When Integer ceases to provide these services for us, the timing of which depends on the specific service, our costs may increase as a result of having to procure these services from third parties. In addition, we may not be able to replace these services in a timely manner or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to the transition services agreement. If Integer breaches its obligations to us under the transition services agreement, we may be unable to recover the full amount of damages we may incur as damages payable by Integer under the transition services agreement are capped at a maximum of $750,000 in the aggregate. To the extent that we require additional services to be performed by Integer that are not included in the transition services agreement, we will need to negotiate the terms for receiving such services with Integer, which may result in increased costs to us.

As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions.

We continue to install and implement information technology infrastructure to support our critical business functions, including systems relating to accounting and reporting, customer service, inventory control and distribution. We may incur temporary interruptions in business operations if we cannot transition effectively from Integer’s existing transactional and operational systems. In particular, Integer’s information technology networks and systems are complex, and duplicating these networks and systems is challenging. We may not be successful in effectively and efficiently implementing our new systems and transitioning our data, and we may incur substantially higher costs for implementation than currently anticipated. In addition, our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions, or shutdowns due to computer viruses, attacks by computer hackers, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Our failure to avoid operational interruptions as we implement the new systems or our failure to implement the new systems effectively and efficiently, could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In connection with the spin-off, we agreed to indemnify Integer for certain liabilities. If we are required to make payments to Integer as a result of these indemnification obligations, we may need to divert cash to meet those obligations and our financial results could be negatively impacted.

Pursuant to the separation and distribution agreement between us and Integer, we and Integer each agreed to indemnify the other for certain liabilities, in each case in an uncapped amount. The amount of those indemnification payments to Integer may be significant to us and could negatively impact our business, particularly any indemnification payment that is payable as a result of failing to preserve the tax-free treatment of the spin-off. Third parties could also seek to hold us responsible for any liabilities that Integer has agreed to retain. Further, any indemnification payment from Integer may not be sufficient to protect us against the full amount of a liability we are required to pay to a third party, and Integer may not, in the future, be able to fully satisfy its indemnification obligations to us. Moreover, even if we are ultimately indemnified by Integer, we may be temporarily required to bear the losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

We might not be able to engage in desirable strategic transactions and equity issuances following the spin-off because of restrictions relating to requirements for tax-free distributions.

Our ability to engage in significant equity issuances will be limited or restricted after the spin-off in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the spin-off. Even if the spin-off otherwise qualifies for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate-level taxable gain to Integer under Section 355(e) of the Code if there is a 50% or greater change in ownership, by vote or value, of shares of our stock or Integer’s common stock occurring as part of a plan or series of related transactions that includes the spin-off. Any acquisitions or issuances of our stock or Integer’s common stock within two years before or after the spin-off are generally (subject to exceptions) presumed to be part of such a plan. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. The tax liability to Integer resulting from the application of Section 355(e) could be substantial. Under the tax matters agreement that we entered into with Integer, we are prohibited from taking or failing to take any action that prevents the spin-off from being tax-free. Therefore, these restrictions may limit our ability to pursue strategic transactions, issue equity, or engage in other transactions.

Risks Related to our Common Stock

An active, liquid and orderly market for our common stock may not be sustained and the trading price of our common stock is volatile.

The trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control.

These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including any additional planned clinical trials for Algovita or Virtis;

•	announcements of new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	recalls of our products;

•	our operating results;

•	our cash-on-hand and overall liquidity;

•	dilution of our common stock resulting from the issuance of additional shares of common stock, preferred stock or securities convertible into additional shares of common stock;

•	changes or developments in laws or regulations applicable to Algovita and our other products;

•	any adverse changes in our relationship with any manufacturers or suppliers, including Integer or Minnetronix;

•	failure to obtain regulatory approval for Virtis in the U.S. or Europe;

•	the success of our efforts to acquire or develop additional products;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the medical device industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	FDA or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific personnel or executive officers.

In addition, the stock markets in general, and the markets for equity securities of medical device companies in particular, have experienced volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

If securities or industry analysts issue inaccurate or unfavorable research regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If analysts that choose to cover us downgrade our stock or issue inaccurate or unfavorable research regarding us, our business model or our stock performance, or if our operating results fail to meet the expectations of these analysts, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our trading volume to decline and, as a result, our stock price may become more volatile and could decline.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of some of the exemptions from the reporting requirements that are afforded to emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may become more volatile. We may continue to take advantage of these exemptions until we are no longer an emerging growth company.

Your percentage of ownership in us may be diluted in the future.

As with any independent publicly-traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including incentive equity awards that we have granted, and expect to continue to grant, to our directors, officers and employees. In addition, under our credit facility, we have issued, and expect to issue, warrants to the lenders to purchase a number of shares of our common stock with a notional value equal to 4.5% of the funded amount of such term loan tranches, with all warrants issued at the time of a tranche funding having an exercise price equal to the lower of the average closing price of our common stock for the ten previous days of trading or the closing price of our common stock on the day prior to such tranche funding. Each warrant is exercisable for ten years from the date of issuance. If we issue common stock, preferred stock or securities convertible into common stock, including the warrants issued to our lenders, our stockholders would experience dilution and, as a result, our stock price may decline.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

As an independent publicly-traded company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second Annual Report on Form 10-K following our spin-off, provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our independent registered public accounting firm attest to our internal control over financial reporting, to the extent we are no longer an emerging growth company, as defined by the JOBS Act. We do not expect to have our independent registered public accounting firm attest to our internal control over financial reporting for so long as we are an emerging growth company. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which has been time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are then-listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Provisions in our certificate of incorporation, by-laws and under Delaware law may discourage a takeover that stockholders may consider favorable and could lead to entrenchment of management.

Our certificate of incorporation and by-laws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our Board of Directors.

The provisions in our certificate of incorporation and by-laws include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•

the required approval of at least 66 2/3% of the voting power of all shares of capital stock then entitled to vote generally in the election of directors to remove a director for cause, and the prohibition on removal of directors without cause;

•

the ability of our Board of Directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our Board of Directors to alter our by-laws without obtaining stockholder approval;

•

the required approval of at least 66 2/3% of the voting power of all shares of capital stock then entitled to vote generally in the election of directors to amend, alter, change, repeal or adopt any provision of our by-laws and certain provisions of our certificate of incorporation;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by our Board of Directors, Chairman of our Board of Directors or our Chief Executive Officer, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors for cause; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation, by-laws and individual indemnity agreements with our officers and directors provide that we are required to indemnify our directors and officers, and, to the extent authorized from time to time by our Board of Directors, our other employees and agents, to the fullest extent permitted by Delaware law, subject to specified exceptions. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Plano, Texas, and we have research and development facilities located in Blaine, Minnesota, Broomfield, Colorado, and Ann Arbor, Michigan. Our NeuroNexus segment utilizes the Ann Arbor facility and our Nuvectra segment utilizes the remaining facilities. These facilities, with the exception of our Blaine facility, which is owned by Nuvectra, are leased and consist of approximately 68,570 square feet of office and laboratory space. The lease for our Plano, Texas headquarters, which is with Integer, expires in March 2018. The leases for our Broomfield, Colorado and Ann Arbor, Michigan facilities expire in September 2022 and September 2020, respectively. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities, enhance existing facilities and/or dispose of existing facilities.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Nuvectra Corporation’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (“Nasdaq”) under the symbol “NVTR.” The following table provides the market range for the closing price of our common stock since our common stock began publically trading on March 14, 2016 based on reported sales prices on Nasdaq.

2016	High	Low
First Quarter	$7.43	$4.30
Second Quarter	9.75	6.15
Third Quarter	7.92	6.22
Fourth Quarter	6.66	4.74

Holders

The closing price of our common stock on February 23, 2017 was $7.66. As of February 23, 2017, there were 127 holders of record of our common stock.

Dividend Policy

We did not pay a cash dividend in 2016 and currently we do not intend to pay cash dividends on Nuvectra common stock. Our credit facility prohibits the payment of cash dividends without the prior written consent of our lenders, and allows the payment of stock dividends. The declaration and amount of any future cash or stock dividends, however, will be determined by our Board of Directors and will depend on our financial condition, earnings, corporate strategy and capital requirements, and any other factors that our Board of Directors believes are relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report for information on where to find information required by Item 201(d) of Regulation S-K.

Recent Sales of Unregistered Securities

Other than the issuance of warrants to Oxford Finance LLC and Silicon Valley Bank, as disclosed in Note 7 of the notes to the Consolidated Financial Statements contained in Item 8 of this Report and on our report on Form 8-K filed with the SEC on March 18, 2016, there were no unregistered sales of equity securities during the period.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the fourth quarter of the fiscal year ended December 30, 2016.

Transferability of Our Shares of Common Stock

Our shares of common stock that were distributed to Integer’s stockholders in the spin-off are freely transferable, unless the holder is considered an “affiliate” of ours under Rule 144 under the Securities Act. Persons who can be considered our affiliates generally include individuals or entities that directly, or indirectly through one or more intermediaries, control, are controlled by, or are under common control with, us, and may include some or all of our executive officers and directors. Our affiliates may sell our shares of common stock received in the spin-off only:

•	under a registration statement that the SEC has declared effective under the Securities Act; or

•	under an exemption from registration under the Securities Act, such as the exemption afforded by Rule 144.

We filed a registration statement on Form S-8 under the Securities Act to register shares of Nuvectra common stock authorized for issuance under our equity incentive plan. The shares covered by the S-8 registration statement are shares of our common stock underlying outstanding stock options, restricted stock units, stock appreciation rights, restricted stock and other equity awards issued under our equity incentive plan. This registration statement was effective immediately upon filing. Shares of our common stock issued pursuant to equity awards after the effective date of our registration statement on Form S-8, other than shares of our common stock issued to affiliates, generally are freely tradable without further registration under the Securities Act.

Stock Performance Graph

The graph below compares the ten-month total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. We relied upon information provided by another firm with respect to the stock performance graph. We did not attempt to validate the information supplied to us other than review it for reasonableness. The graph assumes $100 was invested in our common stock and in each of the named indices on March 14, 2016, and that all dividends were reinvested.

	3/14/16	3/16	6/16	9/16	12/16
Nuvectra	$100.00	$73.31	$100.27	$93.77	$68.16
S&P 500	100.00	106.78	109.41	113.62	117.97
S&P Health Care Equipment	100.00	103.69	116.03	120.63	109.24

Note: The stock price performance shown on the graph and table above is not indicative of future price performance. This graph and table shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

Item 6. Selected Financial Data

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2016 and 2015 ended on December 30, 2016 and January 1, 2016, respectively, and each contained fifty-two weeks.

The selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Prior to March 14, 2016, our financial statements were prepared on a “combined” basis from the consolidated financial statements of Integer to represent our financial position and performance as if we had existed on a stand-alone basis in conformity with GAAP.

	Year Ended
Statement of Operations Data: (in thousands)	December 30, 2016	January 1, 2016
Sales	$12,535	$5,238
Cost of sales	6,430	3,371
Gross profit	6,105	1,867
Operating expenses:
Selling, general and administrative expenses	28,507	10,541
Research, development and engineering costs, net	14,524	15,430
Other operating expenses, net	476	312

Total operating expenses	43,507	26,283

Loss before provision for income taxes	(38,428)	(24,416)
Provision for income taxes	—	—
Net loss	$(38,428)	$(24,416)

Comprehensive loss	$(38,430)	$(24,416)

	As of
Balance Sheet Data: (in thousands)	December 30, 2016	January 1, 2016
Cash and cash equivalents	$63,710	$202
Working capital	56,523	(6,794)
Total assets	119,302	45,398
Stockholders’ Equity	88,578	37,840

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K.

The following discussion and analysis describes the factors that had a material effect on our financial position, results of operations and cash flows during the year ended December 30, 2016 as compared to the year ended January 1, 2016. You should read this discussion and analysis in conjunction with our consolidated financial statements and the notes to those consolidated financial statements in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. Actual results could differ materially from those contained in any forward-looking statements. See “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Spin-Off From Integer

On March 14, 2016, Integer completed the spin-off of Nuvectra from the remainder of its business. The spin-off was accomplished by the distribution of all Nuvectra’s issued and outstanding shares of common stock to Integer’s stockholders on the basis of one share of Nuvectra common stock for every three shares of Integer common stock held on March 7, 2016, the record date of the distribution. Immediately prior to completion of the spin-off, QiG Group, LLC was converted from a limited liability company into Nuvectra Corporation, a Delaware corporation. At the time of the completion of the spin-off, Integer’s stockholders owned 100% of the outstanding common stock of both Integer and Nuvectra.

Our Business

As a new public entity, we commenced our first comprehensive annual operational planning process with our executive leadership team and board of directors in the fourth quarter of 2016. As part of that process, we assessed our reporting structure and changed the composition of our reporting units. Following this process, based on information that is regularly reviewed by our chief operating decision maker, we now have two reportable segments consisting of: Nuvectra and NeuroNexus. We determined our new reporting units by identifying our operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management would regularly review the operating results of any components. Through this process, we identified two reporting units: Nuvectra and NeuroNexus.

Nuvectra is a neurostimulation medical device company committed to helping physicians improve the lives of people with chronic neurological conditions. Algovita is our first commercial offering and is approved for the treatment of chronic pain of the trunk and/or limbs. Our technology platform also has capabilities in development to support other neurological indications such as SNS and DBS. Nuvectra revenues include development and engineering service fees and sales from the release of Algovita in the United States and Europe. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly after expansion of our launch commercially in the United States, Virtis TM, the second application of our neurostimulation technology platform and our first product for the SNS market, and, from time to time, may also include technology licensing fees, development and engineering service fees, and royalty fees.

NeuroNexus designs, manufactures and markets neural-interface technologies for the neuroscience clinical research market. The products offered include high-value neural interface technology and devices across a wide range of functions including neuromonitoring and recording, electrical and optical stimulation, and targeted drug delivery applications that complement our existing neurostimulation technology platform. We intend to incorporate certain of NeuroNexus’ technologies into our neurostimulation technology platform. NeuroNexus revenues include sales of neural interface technology, components and systems to the neuroscience and clinical markets.

On November 30, 2015, Integer announced receipt of premarket approval for Algovita. We commenced commercializing Algovita in the U.S. market in 2016. Algovita obtained CE mark approval on June 17, 2014 through our notified body, TÜV SÜD America, and has been commercially available to patients in Germany and several other European countries since November 2014. Algovita was previously being commercialized through our Algostim subsidiary, which is now our wholly-owned subsidiary

One of our other wholly-owned subsidiaries, PelviStim, is focused on the commercialization of Virtis. We submitted a premarket approval application for Virtis to TÜV SÜD America and the FDA in December 2016 and January 2017, respectively. The Virtis system is indicated for the treatment of urinary retention and the symptoms of overactive bladder, including urinary urge incontinence and significant symptoms of urgency-frequency alone or in combination, in patients who have failed or could not tolerate more conservative treatments. Virtis is now being developed through Nuvectra.

Prior to the fourth quarter of 2015, we owned 89% of Algostim and PelviStim. During the fourth quarter of 2015, we purchased the outstanding non-controlling interests of Algostim and PelviStim for $16.7 million, of which $9.9 million was paid in 2015 and $6.8 million was accrued at January 1, 2016 and paid by Integer in January 2016 prior to the spin-off. Included in this amount was $6.9 million paid to Drees Holding LLC, which is a limited liability company of which Scott F. Drees, our Chief Executive Officer, is the principal owner and the sole managing director, and approximately $848,000 paid to Norbert Kaula, Executive Vice President of Research and Development of Nuvectra. Mr. Drees and Mr. Kaula each received their interests in Algostim and PelviStim in connection with entering into a long-term consulting agreement with us prior to being appointed to their current positions. The consulting agreements were terminated in connection with Mr. Drees and Mr. Kaula agreeing to serve in their current roles for Nuvectra. The purchase of the outstanding non-controlling interests was funded by a cash contribution from Integer.

Prior to the spin-off, our expenses included an allocation of general corporate overhead expenses from Integer relating to the following support functions provided for us by Integer: executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses were charged to us on the basis of direct usage, when identifiable, with the remainder allocated primarily on a pro rata basis of estimated hours incurred, headcount, square footage, or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if we were an independent publicly-traded company or of the costs we will incur in the future. Following the spin-off, Integer has continued to provide services related to certain of these functions for us on a transitional basis for a fee pursuant to our transition services agreement. At this time, we are unable to determine what our expenses would have been on a standalone basis if we had operated as an unaffiliated entity for each period in which a statement of operations is presented.

Our Customers

Our NeuroNexus customers include institutions, scientists or universities throughout the world who perform research for the neuroscience and clinical markets. Algovita was designed to provide pain management solutions to patients that have evolving requirements and needs. We are still developing our customer base for Algovita, which includes a distributor in Europe and hospitals, surgery centers and medical facilities in the U.S. served through a direct sales force and third-party distributors; therefore, the nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Additionally, our customers include a company in the DBS market serviced through a strategic development agreement.

Strategic and Financial Overview

We are a neurostimulation medical device company formed in 2008 to design and develop a neurostimulation technology platform that could be utilized in multiple indications. Since our inception, the majority of our resources have been spent designing and developing Algovita. SCS was chosen as the first sector of the neurostimulation market to pursue, as we believe that it is a high growth and established market, there is an established regulatory and reimbursement pathway, and we believe that there are significant unmet needs in the SCS market. We currently have four significant competitors in the United States who may be better capitalized and who offer similar SCS devices that are already established and accepted in the market. While the competitive landscape for SCS remains challenging and we may face barriers to market acceptance of our product, we believe Algovita has certain differentiating features from other existing SCS systems that offer our patients and customers a broad set of capabilities and treatment options.

We have been leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as SNS and DBS, and are exploring other emerging indications. We submitted a premarket approval application for Virtis to TÜV SÜD America and the FDA in December 2016 and January 2017, respectively.

In early 2016, we entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete medical device for use in the DBS market for treatment of Parkinson’s disease. We expect, upon completion of a complete medical device for use in the DBS market for the treatment of Parkinson’s disease, that Aleva will have primary responsibility for the commercialization of the DBS complete medical device using our licensed technology in exchange for a royalty payment. In addition, in connection with the completion of the spin-off, Integer assigned to us, based upon its equity ownership interest in Aleva, the right to receive, contingent upon the occurrence of a sale, asset transfer, or other liquidity event with respect to Aleva: (i) a technology access success fee of up to CHF 7 million (which translated to approximately $6.8 million at December 30, 2016), with the actual amount to be received computed based upon the proceeds received by Aleva or its shareholders in the liquidity event; and (ii) the right to receive a payment, upon the occurrence of the liquidity event, in an amount equal to the difference between (a) the liquidity event proceeds to be received by Integer based upon its equity ownership interest in Aleva and (b) 19.9%, 15.5%, or 10.0% of the total amount of the proceeds received by Aleva or its shareholders upon the occurrence of the liquidity event, as may be applicable at such time based upon Integer’s funding of future equity investments in Aleva.

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

Our Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position or cash flows. Our most critical accounting estimates are described below. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Inventories

The value of inventories, comprised solely of finished goods, are stated at the lesser of market value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, we must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to unpredictability of trends in the industry and customer demand for our products. In assessing the ultimate realization of inventories, we must make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Writedowns of excess and obsolete inventories were $156,000 and $0 in fiscal years 2016 and 2015, respectively.

Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce our purchases accordingly, we could be required to record additional inventory write-downs, which would have a negative impact on our results of operations. A 5% write-down of our inventory would change 2016 net loss by approximately $0.3 million.

Tangible Long-lived Assets

Property, plant and equipment are carried at cost. The cost of property, plant and equipment is charged to depreciation expense over the estimated life of the operating assets primarily using straight-line rates. Tangible long-lived assets are subject to impairment assessment if certain indicators are present.

We assess the impairment of definite-lived long-lived assets or asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered in deciding when to perform an impairment review include: a significant decrease in the market price of the asset or asset group; a significant change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. The projected cash flows for each asset or asset group considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset or asset group and expected profit margins giving consideration to historical and expected margins. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

Estimation of the cash flows and useful lives of tangible assets that are long-lived requires significant management judgment. Events could occur that would materially affect our estimates and assumptions. Unforeseen changes in operations or technology could substantially alter the assumptions regarding the ability to realize the return of our investment in long-lived assets or the useful lives. Significant changes in these estimates and assumptions could change the amount of future depreciation expense or could create future impairments of these long-lived assets or asset groups.

Intangible Assets

Definite-lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present. Goodwill is non-amortizing as it is expected to generate cash flows indefinitely. Goodwill is assessed for impairment on an annual basis or more frequently if certain indicators are present. Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.

We base the fair value of identifiable tangible and intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of intangible assets are determined using one of two valuation approaches: market or income. The selection of a particular method depends on the reliability of available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of risk-adjusted cash flows projected to be generated by that asset. The projected cash flows for each asset considers multiple factors from the perspective of a marketplace participant, including current revenue from existing customers, attrition trends, pricing, new product launches, cost synergies, and expected profit margins giving consideration to historical and expected margins.

We test our goodwill balances for impairment on the last day of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When evaluating goodwill for impairment, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting units is more-likely-than-not greater than the carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is more-likely-than-not that the fair value of our reporting units is greater than the carrying value, the required two-step impairment test can be bypassed. If we do not perform a step zero assessment or if the fair value of the reporting units is more-likely-than-not less than the carrying value, we must perform a two-step impairment test, and calculate the estimated fair value of the reporting units. If, based upon the two-step impairment test, it is determined that the fair value of our reporting units is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting units is less than the carrying value. On December 30, 2016, following our reassessment of our reporting units and reallocation of goodwill on a relative fair value basis, we conducted the first step of the two-step approach for all reporting units.

The implied fair value of goodwill for the reporting units was determined utilizing both the income approach, specifically the Discounted Cash Flow (“DCF”) method, and the market approach. The income approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The market approach calculates fair value by analyzing market comparisons available. We believe that a combination of these approaches represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.

In applying the income approach, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate of approximately 4 percent was used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We used estimates of market-participant risk-adjusted weighted average cost of capital (“WACC”) of approximately 12 percent as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.

Upon completing the first step of the goodwill impairment test, we determined that the fair value of both reporting units exceeded their carrying value by 4.5% for the Nuvectra reporting unit and 34.1% for the NeuroNexus reporting unit.

The goodwill allocated to each of our reporting units may be subject to future impairment if their actual operating results deteriorate from the results from that were expected on December 30, 2016. Examples of a significant deterioration in operating conditions, which could impact the valuation and/or result in an impairment of goodwill are as follows: the loss of one or more significant customers, non-approval of new medical device systems, lack of market acceptance, discontinuation of significant development projects, technology obsolescence or failure of technology, product liability claims, among others.

Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows and discount rates could result in significant changes to our goodwill fair value estimates. The estimates used represent our best estimates, which we believe to be reasonable, but future declines in business performance or relatively small changes in key assumptions may impair the recoverability of our goodwill. For example, a hypothetical 500 basis point increase in weighting the DCF analysis over the market approach would result in the carrying value of the Nuvectra reporting unit to exceed its fair value. A hypothetical 500 basis point decrease in weighting the DCF analysis below the market approach would result in the fair value of the Nuvectra reporting unit to exceed its carrying value by 9%.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the risk of loss is transferred, the price is fixed or determinable, the buyer is obligated to pay (i.e., not contingent on a future event), collectability is reasonably assured, and the amount of future returns can reasonably be estimated. In cases where we utilize distributors or ship product directly to the end user, we generally recognize revenue upon shipment provided all revenue recognition criteria have been met. When sales representatives deliver products at the point of implantation at hospitals or medical facilities, we recognize revenue upon completion of the procedure and authorization.

Service revenue is recognized as the services are performed. Our development services are typically provided on a fixed-fee basis. The revenues for such longer duration projects are typically recognized using the proportional performance method. In using the proportional performance method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Significant judgment is required when estimating total contract effort and progress to completion on the arrangements, as well as whether a loss is expected to be incurred on the contract. We use historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangements to establish these estimates. Various uncertainties may or may not be within our control.

Stock-Based Compensation

We record compensation costs related to our stock-based awards, which currently include stock options and restricted stock units. We measure stock-based compensation cost at the grant date based on the fair value of the award.

Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for Integer nonmarket-based performance awards was reassessed each period and recognized based upon the probability that the performance targets would be achieved. Compensation cost for Integer market-based performance awards was expensed ratably over the applicable vesting period and was recognized each period whether the performance metrics were achieved or not.

The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted. We are required to make certain assumptions with respect to selected Black-Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatilities for publicly traded stock of comparable companies. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based on contractual term, which approximates the simplified term methodology. The expected dividend yield is based on our history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.

For service-based and nonmarket-based performance restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the stock price on the grant date. Historically, for market-based performance restricted stock unit awards, the fair market value of the award was determined utilizing a Monte Carlo simulation model, which projected the value of Integer’s stock under numerous scenarios and determined the value of the award based upon the present value of those projected outcomes.

The amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. Pre-vesting forfeiture estimates were estimated based upon historical data and are revised if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest, excluding market and nonmarket performance award considerations.

There is a high degree of subjectivity involved in selecting assumptions to be utilized to determine fair value and forfeiture assumptions. If factors change and result in different assumptions in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period. A 5% change in our stock-based compensation expense would change 2016 net loss by approximately $0.1 million.

Provision for Income Taxes

Our consolidated financial statements have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

In recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences based upon the timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that certain tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of statutes of limitations.

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Utilization of our U.S. federal and state net operating losses may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2016 and 2015 ended on December 30, 2016 and January 1, 2016, respectively, and each contained fifty-two weeks. A summary of our financial results is as follows (in thousands, except per share data):

	Year Ended
	December 30,	January 1,	Change
	2016	2016	$	%
Sales:
Neural interface components and systems	$5,152	$3,920	$1,232	31%
Algovita	4,162	1,318	2,844	216%
Development and engineering services	3,221	—	3,221	100%
Total sales	12,535	5,238	7,297	139%
Cost of sales	6,430	3,371	3,059	91%
Gross profit	6,105	1,867	4,238	227%
Gross profit as a % of sales	48.7%	35.6%
Selling, general and administrative expenses (SG&A)	28,507	10,541	17,966	170%
SG&A as a % of total operating expenses	65.5%	40.1%
Research, development and engineering costs, net (RD&E)	14,524	15,430	(906)	(6)%
RD&E as a % of total operating expenses	33.4%	58.7%
Other operating expenses, net	476	312	164	53%
Operating loss	(37,402)	(24,416)	(12,986)	53%
Interest expense, net	1,311	—	1,311	100%
Other income, net	(285)	—	(285)	100%
Provision for income taxes	—	—	—	—
Effective tax rate	0.0%	0.0%
Net loss	$(38,428)	$(24,416)	$(14,012)	57%
Diluted earnings per share	$(3.74)	$(2.38)	$(1.36)	57%

Sales

Neural Interface Components and Systems. Neural interface components and systems are related to our NeuroNexus segment and consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. The primary factor behind the 31% increase in sales from fiscal year 2015 to fiscal year 2016 was due to increased volume of component sales. Price fluctuations did not have a significant impact on sales for the periods presented.

Algovita. The primary factor behind the 216% increase in sales from fiscal year 2015 to fiscal year 2016 was primarily due to sales in the United States as a result of the commercial launch of Algovita in the United States during the first quarter of 2016, partially offset by lower European sales. We expect to continue to build our worldwide sales organization for Algovita consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States to support future growth.

Development and Engineering Service. In early 2016, we entered into a development agreement with Aleva to develop our neurostimulation technology platform into a complete medical device for use in the DBS market for treatment of Parkinson’s disease. In connection with our development agreement with Aleva, we expect, upon completion of a complete medical device for use in the DBS market for the treatment of Parkinson’s disease, that Aleva will have primary responsibility for the commercialization of such DBS complete medical device using our licensed technology. We recognized $3.2 million of development and engineering services revenue during fiscal year 2016.

Cost of Sales

Cost of sales consists of the costs of materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 91% increase in cost of sales from fiscal year 2015 to fiscal year 2016 was the increased revenue, partially offset by a decrease in the cost of certain components and assembly costs for Algovita as a result of our new supply agreement pricing with Integer. We expect that our cost of sales will continue to increase as our sales continue to grow.

From fiscal year 2015 to fiscal year 2016 our gross profit increased $4.2 million or 227%, and our gross profit as a percentage of sales, or Gross Margin, increased to 48.7% in fiscal year 2016 from 35.6% in fiscal year 2015. These increases were primarily due to a shift in mix toward higher margin products and services, as well as pricing improvements under our supply agreement with Integer for Algovita. The Algovita units sold in fiscal year 2015 had negative gross profit as the cost of purchasing these units from Integer was above their selling price given the initial production set-up costs and low volume of production. Purchase orders and our new supply agreement pricing now govern the current price paid to Integer for each Algovita system.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $18.0 million, or 170%, from fiscal year 2015 to fiscal year 2016. This increase was primarily the result of increased salary and employee benefits as we have begun to build our worldwide sales organization and establish corporate support functions as an independent publicly-traded company.

Going forward, we expect SG&A expenses to increase as we continue to establish our worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States. We expect that this will require recruiting appropriate and qualified direct sales representatives and independent sales agents, expanding our commercial infrastructure in the United States and training our direct sales representatives and independent sales agents, which will require a significant investment. Thereafter, we expect that our sales representatives and independent sales agents will require lead time in the field to access and grow their network of accounts and produce sales results. We believe that successfully recruiting, training and retaining a sufficient number of productive sales representatives and independent sales agents is important in achieving our future growth objective.

After March 14, 2016, our SG&A expenses no longer include an allocation of corporate expenses from Integer but instead reflect fees paid to Integer to provide certain corporate support functions on a transitional basis under the transition services agreement. These corporate allocations included charges for executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities that totaled $0.2 million and $1.1 million of SG&A expenses for fiscal year 2016 and fiscal year 2015, respectively. These expenses have been charged to us on a pro rata basis based upon estimated hours incurred, headcount, square footage, or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if we operated as an independent publicly-traded company or of the costs we will incur in the future. At this time, we are unable to determine what our expenses would have been on a standalone basis if we had operated as an unaffiliated entity for each period in which a statement of operations is presented.

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

RD&E costs for fiscal year 2016 decreased $0.9 million, or 6%, compared to fiscal year 2015. This decrease was primarily due to receiving no allocation of corporate expenses from Integer, partially offset by increased personnel-related and project-related expenses. As we must continually strive to anticipate and meet our customers’ and patients’ evolving needs and preferences, we expect to invest in product development, product enhancements and improvements and future clinical studies to further develop and update our existing technologies and to expand the features offered in Algovita. We also intend to continue to pursue strategic partnerships to fund clinical and development costs, in part or in full, of new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, obtain assistance in performing clinical studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Other Operating Expenses

Other operating expenses were comprised of the following (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016
Performance restricted stock expense	$469	$—
Cleveland facility shutdown	—	271
Other expenses	7	41
	$476	$312

For additional information, see Note 6 “Other Operating Expenses” of the notes to our Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net for fiscal year 2016 and fiscal year 2015 was $1.3 million and $0, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our credit facility was $1.4 million for the year ended December 30, 2016. Interest income from investments was $0.1 million for the year ended December 30, 2016. There was no such interest income or expense for fiscal year 2015. For additional information, see Note 7 “Debt” of the notes to our Consolidated Financial Statements.

Provision for Income Taxes

During fiscal years 2016 and 2015, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. Accordingly, we made no provision for income taxes for fiscal years 2016 and 2015. See Note 8 “Income Taxes” of the notes to our Consolidated Financial Statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

Integer uses a centralized approach to cash management and financing of operations. We were previously a party to Integer’s cash pooling arrangements with several financial institutions to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash was provided by Integer to meet our financial obligations, which resulted in an increase in Integer’s net investment in us. Furthermore, Integer paid for substantially all transaction costs, other than deferred financing fees for the credit facility, associated with the spin-off. This financing and cash pooling arrangement with Integer ended in connection with the completion of the spin-off.

Because we were not the legal obligor of the debt obligation and Integer’s outstanding borrowings were not directly attributable to our operations, Integer’s outstanding indebtedness owed to third parties and the related interest expense have not been allocated to us for any of the periods presented in our Consolidated Financial Statements.

Immediately prior to the completion of the spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have been using for the continued development and commercialization of Algovita and general corporate purposes. This cash capital contribution, together with our cash on hand and borrowings under our credit facility, as amended, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is in an amount that we estimate will, based on our current plans and expectations, meet our cash needs for at least two years after the completion of the spin-off. We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past sought, and may in the future seek, to explore strategic alternatives to finance our business plan, including but not limited to, a public offering of our common stock, private equity or debt financings, or other sources, such as strategic partnerships.  We are also focusing on increasing the sales of our products to generate cash flow to fund our operations. However, there can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing. Pursuant to the terms of the tax matters agreement with Integer, for the next 12 months, we will be prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in our capital stock that, when combined with any other acquisition of an interest in our capital stock that occurs after the spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of our gross assets if such transfer, sale or other disposition would violate the IRS’ rules and regulations; (iii) liquidating our business or (iv) ceasing to maintain our active business. If we take any of these actions and such actions result in tax-related costs for Integer, then we would generally be required to indemnify Integer for such costs. If we are unable to raise or are prohibited under the terms of the tax matters agreement with Integer from raising additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans.

Currently, we expect our research and development expenses for fiscal year 2017 to be between approximately $15 million and $20 million. These expenditures are primarily to continue and expand our research and development program to enhance and improve Algovita and Virtis and to continue to develop our neurostimulation technology platform for uses in indications outside of SCS. We expect to finance our expenditures using the cash on-hand from the Integer capital contribution and from internally generated funds. We may increase, decrease or re-allocate our anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future.

Consolidated Cash Flows

Net cash used in operating activities was $25.8 million compared to a net loss of $38.4 million for fiscal year 2016. Net cash used in operating activities was $23.4 million compared to a net loss of $24.4 million for fiscal year 2015. The primary components driving the change in cash used in operating activities was the increase in our net loss from operations (adjusted to exclude non-cash charges) and changes in working capital accounts. Depreciation and amortization increased by $1.7 million in fiscal year 2016. Approximately 72% of the increase related to accelerated depreciation of our former Enterprise Resource Planning software. The remaining increase in depreciation and amortization was primarily related to new information technology hardware and software for our worldwide sales organization and corporate support functions. Stock-based compensation increased by $1.3 million in fiscal year 2016. The increase was related to new equity grants under our Nuvectra Corporation 2016 Equity Incentive Plan. See Note 5 “Employee Benefit Plans” of the notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information on stock-based compensation. Debt related amortization included in interest expense increased by $0.5 million in fiscal year 2016. The increase was equally related to amortization of our deferred financing fees and discount on debt. See Note 7 “Debt” of the notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information on debt related amortization.

Net cash used in investing activities was $4.0 million for fiscal year 2016 compared to $0.5 million for fiscal year 2015. Cash used in investing activities related to the purchases of property, plant, and equipment (“PP&E”). During fiscal year 2015, Integer contributed a building and certain fixed assets located in Blaine, Minnesota to us for use in our operations, which had a net book value of $1.8 million, and we are now fully utilizing these assets. Previously, these assets were shared by various Integer entities, and Integer allocated costs to each entity. Additionally, during fiscal year 2015, we transferred certain machinery and equipment with a net book value of $2.0 million, which previously had been used for DVT, to Integer to utilize in the production of Algovita. These transfers were treated as non-cash transactions in the Consolidated Cash Flows. As of December 30, 2016, we had no material commitments to purchase capital assets; however, planned capital expenditures for fiscal year 2017 are estimated at approximately $2.5 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility.

Net cash provided by financing activities was $93.3 million for fiscal year 2016 compared to $23.7 million for fiscal year 2015. Cash provided by financing activities was primarily composed of the investment provided by Integer that was partially offset by the repurchase of non-controlling interests in Algostim and PelviStim, which was funded by a cash contribution from Integer, and $15.0 million of borrowings under our credit facility partially offset by $1.5 million of debt issuance costs.

Credit Facility

Our current Loan and Security Agreement, as amended in February 2017 (the “Credit Facility”), consists of (a) term loan facilities in an aggregate maximum principal amount of $40 million comprised of (i) a $15 million Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12.5 million Term Loan B Commitment, which is available from June 30, 2017 through December 31, 2017, and (iii) a $12.5 million Term Loan C Commitment, which is available from December 31, 2017 through June 30, 2018; and (b) a Revolving Line Commitment in a maximum principal amount of $5 million. Availability of the Term Loan B Commitment is subject to us achieving consolidated trailing six-month revenues of at least $13.5 million, and the availability of the Term Loan C Commitment is subject to us achieving consolidated trailing six-month revenues of at least $20 million. We have the right to borrow on each Term Loan B and C Commitments within 60 days of achieving the applicable revenue threshold. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%. At December 30, 2016 the interest rate on borrowings under the term loan was 7.65%. The Credit Facility provides for interest-only payments on outstanding term loan borrowings for 21 months after the first borrowing, if the Term Loan B Commitment is not drawn, or 24 months after the first borrowing, if the Term Loan B Commitment is drawn, followed by 33 months, if the Term Loan B Commitment is not drawn, or 30 months, if the Term Loan B Commitment is drawn, of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

In addition, under the terms of the Credit Facility, we have access to a $5 million revolving line of credit, subject to an advance rate equal to 80% of eligible accounts receivable. This revolving line of credit has a maturity date of March 18, 2018. The revolving line of credit bears interest at the Wall Street Journal prime rate plus 3.45%, subject to an interest rate floor of 6.95%. Interest on outstanding borrowings under the revolving line of credit is due monthly. Additionally, our outstanding accounts receivable are processed through a cash collection account and lockbox at one of the lenders for the Credit Facility, with all amounts collected being applied to reduce the outstanding principal amount of the revolving line of credit on a daily basis.

Under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the term loan and the revolving line of credit. We also paid a fee of $25,000 plus the expenses of the lenders when we amended the Credit Facility in February 2017. In addition, we will pay a final payment fee in an amount equal to 7.75% of the funded amount of the term loan, which final payment fee is due at the time of the final principal payment for the Credit Facility or upon early termination of the Credit Facility. If we satisfy the conditions and covenants to allow for drawing on the Term Loan B and C Commitments but do not draw upon such commitment prior to the availability expiration date, we will pay a non-use fee of 2.00% of the unfunded amount of such commitment.

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

Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) to determine the potential impact they may have on our Consolidated Financial Statements. See Note 15 “Recently Issued Accounting Standards” of the notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk – We are exposed to adverse movements in foreign currency exchange rates because we conduct business on a global basis.

Interest Rate Risk – The interest rate on any outstanding balance under the term loan of our Credit Facility is based upon the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%, thus subjecting us to interest rate risk. At December 30, 2016 our interest rate on the $15 million outstanding balance was 7.65%. A hypothetical 50 basis point increase in the interest rate would have increased annual interest expense on this credit facility by approximately $75,000.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page
Financial Statements for the Years Ended December 30, 2016 and January 1, 2016:

Report of Independent Registered Public Accounting Firm	53
Consolidated Financial Statements
Consolidated Balance Sheets	54
Consolidated Statements of Operations and Comprehensive Loss	55
Consolidated Cash Flow Statements	56
Consolidated Statements of Stockholders’ Equity	57
Notes to Consolidated Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvectra Corporation

Plano, Texas

We have audited the accompanying consolidated balance sheets of Nuvectra Corporation and subsidiaries (the “Company”) as of December 30, 2016 and January 1, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the periods ended December 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2016 and January 1, 2016, and the results of its operations and its cash flows for each of the two years in the periods ended December 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 9, 2017

NUVECTRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	December 30, 2016	January 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$63,710	$202
Trade accounts receivable, net of allowance for doubtful accounts of $10 in fiscal 2016 and $56 in fiscal 2015	3,177	417
Inventories	5,233	24
Prepaid expenses and other current assets	443	121
Total current assets	72,563	764
Property, plant and equipment, net	6,317	4,469
Intangible assets, net	1,714	1,983
Goodwill	38,182	38,182
Other long-term assets	526	—
Total assets	$119,302	$45,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,928	$—
Accrued liabilities	3,355	18
Other accrued compensation	1,766	524
Accrued bonuses	991	198
Amount due to non-controlling interests	—	6,818
Total current liabilities	16,040	7,558
Other long-term liabilities	940	—
Long-term debt, net	13,744	—
Total liabilities	30,724	7,558

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,319,627 and 0 shares issued and outstanding in fiscal 2016 and fiscal 2015, respectively	10	—
Additional paid-in capital	121,806	—
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(33,236)	(125,094)
Integer’s net investment	—	162,934
Total stockholders’ equity	88,578	37,840

Total liabilities and stockholders’ equity	$119,302	$45,398

The accompanying notes are an integral part of these consolidated financial statements.

NUVECTRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended
	December 30, 2016	January 1, 2016
Sales:
Product	$9,314	$5,238
Service	3,221	—
Total sales	12,535	5,238
Cost of sales:
Product	4,806	3,371
Service	1,624	—
Total cost of sales	6,430	3,371
Gross profit	6,105	1,867
Operating expenses:
Selling, general and administrative expenses	28,507	10,541
Research, development and engineering costs, net	14,524	15,430
Other operating expenses	476	312
Total operating expenses	43,507	26,283
Operating loss	(37,402)	(24,416)
Interest expense, net	1,311	—
Other income, net	(285)	—
Loss before provision for income taxes	(38,428)	(24,416)
Provision for income taxes	—	—

Net loss	$(38,428)	$(24,416)

Other comprehensive loss:
Unrealized holding loss on investments arising during period	(2)	—
Other comprehensive loss	(2)	—
Comprehensive loss	$(38,430)	$(24,416)

Basic and diluted net loss per share	$(3.74)	$(2.38)
Basic and diluted weighted average shares outstanding	10,277	10,258

The accompanying notes are an integral part of these consolidated financial statements.

NUVECTRA CORPORATION

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Year Ended
	December 30, 2016	January 1, 2016
Cash flows from operating activities:
Net loss	$(38,428)	$(24,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Writedowns of excess and obsolete inventories	156	—
Depreciation and amortization	2,243	587
Debt related amortization included in interest expense	510	—
Stock-based compensation	2,370	1,050
Loss on disposal of property, plant and equipment	226	—
Other non-cash losses, net	—	235
Changes in operating assets and liabilities:
Trade accounts receivable	(2,760)	234
Inventories	(5,365)	—
Prepaid expenses and other current assets	(322)	190
Accounts payable and other current liabilities	12,610	(265)
Other accrued compensation	1,242	—
Accrued bonuses	793	(1,045)
Other long-term liabilities	940	—
Net cash used in operating activities	(25,785)	(23,430)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,031)	(529)
Net cash used in investing activities	(4,031)	(529)
Cash flows from financing activities:
Borrowings under credit facility	15,000	—
Purchase of non-controlling interests	(6,818)	(9,875)
Net funding and capital contribution provided by Integer	86,421	33,618
Proceeds from the exercise of stock options	249	—
Payment of debt issuance costs	(1,528)	—
Net cash provided by financing activities	93,324	23,743
Net increase (decrease) in cash and cash equivalents	63,508	(216)
Cash and cash equivalents, beginning of period	202	418
Cash and cash equivalents, end of period	$63,710	$202

Supplemental Disclosure of Cash Flow Information:
Interest paid	$822	—

During the year ended December 30, 2016, Nuvectra acquired $4.1 million of property, plant and equipment, of which $0.1 million was accrued and $4.0 million was paid.

The accompanying notes are an integral part of these consolidated financial statements.

NUVECTRA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Integer’s	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Net Investment	Equity
At January 2, 2015	—	$—	$—	$(100,678)	$—	$145,166	$44,488
Parent allocation – stock-based compensation	—	—	—	—	—	1,050	1,050
Purchase of non-controlling interests	—	—	—	—	—	(16,693)	(16,693)
Net funding provided by Integer	—	—	—	—	—	33,411	33,411
Net loss	—	—	—	(24,416)	—	—	(24,416)
At January 1, 2016	—	$—	$—	$(125,094)	$—	$162,934	$37,840
Issuance of common stock	10,258	10	119,624	125,094	—	(244,728)	—
Issuance of common stock warrants	—	—	238	—	—	—	238
Option exercises	51	—	249	—	—	—	249
Restricted stock issued, net of stock forfeited	11	—	—	—	—	—	—
Stock-based compensation	—	—	1,695	—	—	675	2,370
Capital contribution from Integer	—	—	—	—	—	75,000	75,000
Net funding provided by Integer	—	—	—	—	—	11,311	11,311
Unrealized holding period loss	—	—	—	—	(2)	—	(2)

Net loss	—	—	—	(33,236)	—	(5,192)	(38,428)

At December 30, 2016	10,320	$10	$121,806	$(33,236)	$(2)	$—	$88,578

The accompanying notes are an integral part of these consolidated financial statements.

NUVECTRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Nuvectra Corporation, together with its wholly-owned subsidiaries (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) NeuroNexus Technologies, Inc. (“NeuroNexus”) (collectively “Nuvectra” or the “Company”), is a neurostimulation company committed to helping physicians improve the lives of people with chronic neurological conditions. The Algovita® Spinal Cord Stimulation (“SCS”) System (“Algovita”) is the Company’s first commercial offering and is Conformité Européene (“CE”) marked and United States Food & Drug Administration (“FDA”) approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as sacral nerve stimulation (“SNS”) and deep brain stimulation (“DBS”). In addition, the Company’s NeuroNexus subsidiary designs, manufactures and markets neural-interface technologies for the neuroscience clinical research market.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-K and Regulation S-X.

On July 30, 2015, Integer Holdings Corporation (NYSE: ITGR), formerly known as Greatbatch, Inc., (“Integer”) announced that it intended to spin-off QiG Group, LLC (“QiG”) and its neuromodulation medical device business from the remainder of its business through a distribution of all of the issued and outstanding shares of common stock of QiG to the stockholders of Integer on a pro rata basis. Immediately prior to completion of the spin-off on March 14, 2016, QiG was converted into a corporation and changed its name to Nuvectra Corporation. Prior to March 14, 2016, the financial statements of QiG were prepared on a “combined” basis from the consolidated financial statements of Integer to represent the financial position and performance of QiG as if it had existed on a stand-alone basis in conformity with GAAP. Those combined financial statements included the assets and liabilities that had historically been held at Integer but which were specifically identifiable or attributable to the Company or were transferred to the Company in connection with the spin-off. All intercompany transactions and accounts within the Company have been eliminated. All transactions between the Company and Integer were considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions were reflected in the combined cash flow statements as a financing activity and in the combined balance sheets as Integer’s Net Investment.

Those combined financial statements included an allocation of expenses related to certain Integer corporate functions, including executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses were charged to the Company on the basis of direct usage, when identifiable, with the remainder allocated primarily on a pro rata basis of estimated hours incurred, headcount, square footage, or other measures. The Company’s management considers the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if the Company had been an independent publicly-traded company or of the costs the Company will incur in the future. Following the spin-off, Integer has continued to provide many of these services on a transitional basis for a fee. See Note 14 “Related Party Transactions” for additional information. Additionally, Integer maintains a number of employee benefit and stock-based compensation programs at a corporate level. Nuvectra’s employees historically participated in those programs, and as such, the Company was charged a portion of the expenses associated with these programs. Any benefit plan liabilities that are the Company’s direct obligation, such as certain performance-based bonus plans, are reflected in the Consolidated Balance Sheets, as well as within the Company’s operating expenses. See Note 5 “Employee Benefit Plans” for further description of these plans.

Liquidity and Capital Resources – Integer’s Net Investment in these Financial Statements represented the excess of total assets over total liabilities prior to the spin-off. Integer’s Net Investment was primarily impacted by contributions from Integer and net funding of Nuvectra’s expenses provided by Integer. Integer paid for substantially all transaction costs, other than deferred financing fees for the credit facility, associated with the spin-off. The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future. Immediately prior to completion of the spin-off, Integer made a cash capital contribution to Nuvectra of $75 million. This cash capital contribution, together with the Company’s cash on hand and borrowings under the credit facility, as amended, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for at least two years after the completion of the spin-off. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past sought, and may in the future seek, to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships.  The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Fiscal Year End – The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2016 and 2015 ended on December 30, 2016 and January 1, 2016, respectively, and both contained fifty-two weeks.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include inventories, tangible and intangible asset valuations, accrued liabilities, revenue, stock-based compensation, warrants, and income tax accounts.

Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 valuations do not entail a significant degree of judgment.

Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

Level 3 – Valuation is based on unobservable inputs that are significant to the overall fair value measurement. The degree of judgment in determining fair value is greatest for Level 3 valuations.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the valuation. To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and other current liabilities and accrued bonuses approximate fair value because of the short-term nature of these items. Note 11 “Fair Value Measurements” contains additional information on assets and liabilities recorded at fair value in the Consolidated Financial Statements.

Cash and Cash Equivalents – Cash and Cash Equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three-months or less.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable owed to the Company by its customers. The Company performs on-going credit evaluations of its customers. During fiscal year 2016, sales to Aleva Neurotherapeutics S.A. (“Aleva”) were $3.1 million (or 25%) of the Company’s consolidated revenues. During fiscal year 2015, all Algovita SCS system sales were to one European distributor. No other customers individually accounted for more than 10% of the Company’s consolidated revenues in the periods presented. Included in accounts receivable at December 30, 2016 was $0.3 million due from Aleva. No other customers individually accounted for more than 10% of the Company’s accounts receivable at the balance sheet dates presented. Additionally, the Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks. See Note 13 “Business Segments, Geographic and Concentration Risk Information” for additional information.

Allowance for Doubtful Accounts – The Company provides credit, in the normal course of business, to its customers in the form of trade accounts receivable. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains an allowance for those customer receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred. The allowance for doubtful accounts was $0.01 million and $0.06 million at the end of fiscal years 2016 and 2015, respectively.

Inventories – The value of inventories, comprised solely of finished goods, are stated at the lesser of market value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, management must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to unpredictability of trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management must make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Writedowns of excess and obsolete inventories were $156,000 and $0 in fiscal years 2016 and 2015, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

Property, Plant and Equipment, Net (“PP&E”) – PP&E is carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 7-40 years; machinery and equipment 3-8 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less. The cost of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense.

The Company is a party to various operating lease agreements for buildings, machinery, and equipment. Lease expense includes the effect of escalation clauses, which are accounted for ratably over the lease term. Note 2 “Property, Plant and Equipment, Net” contains additional information on the Company’s PP&E.

Amortizing Intangible Assets, Net – Amortizing Intangible Assets, Net consists primarily of purchased technology and patents, and customer lists. The Company amortizes its definite-lived intangible assets over their estimated useful lives utilizing an accelerated method of amortization, which approximates the projected cash flows used to fair value those intangible assets at the time of acquisition. The amortization period for the Company’s amortizing intangible assets are as follows: purchased technology and patents 6 years; and customer lists 7 years. See Note 3 “Intangible Assets” for additional information on the Company’s amortizing intangible assets.

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

Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. The projected cash flows for each asset or asset group considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset or asset group and expected profit margins giving consideration to historical and expected margins. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

Goodwill Valuation – A portion of the assets acquired by Integer giving rise to goodwill were allocated to Nuvectra in the spin-off. Accordingly, $38.2 million of Integer’s historical goodwill was allocated to Nuvectra based upon the relative fair value method as of December 2013. This date was chosen as this was the date QiG became a reportable segment for Integer after its corporate realignment. As of January 1, 2016, no accumulated impairment loss had been recognized for goodwill. For the fiscal year 2015 assessment, we had only one reportable segment and one reporting unit. The discussion below for fiscal year 2016 relates to two new reporting units.

As a new public entity, the Company commenced its first comprehensive annual operational planning process with its executive leadership team and board of directors in the fourth quarter of 2016. As part of that process, the Company assessed its reporting structure and changed the composition of its reporting units for goodwill impairment testing purposes. Following this process, based on information that is regularly reviewed by our chief operating decision maker, the Company now has two reportable segments consisting of: Nuvectra and NeuroNexus. The Company determined its new reporting units by identifying its operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management would regularly review the operating results of any components. Through this process, the Company identified two reporting units: Nuvectra and NeuroNexus. The $38.2 million of goodwill previously allocated to the former single reporting unit was reallocated between the two new Nuvectra and NeuroNexus reporting units on the relative fair value method.

The Company tests its goodwill balances for impairment on the last day of each fiscal year, or more frequently if certain indicators are present or changes in circumstances, as described above, suggest that impairment may exist. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting units is more-likely-than-not greater than the carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of its reporting units is greater than the carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a step zero assessment or if the fair value of the reporting units is more-likely-than-not less than the carrying value, the Company must perform a two-step impairment test, and calculate the estimated fair value of the reporting units. If, based upon the two-step impairment test, it is determined that the fair value of its reporting units is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting units is less than the carrying value. On December 30, 2016, following its reassessment of its reporting units and reallocation of goodwill on a relative fair value basis, the Company conducted the first step of the two-step approach for all reporting units.

The implied fair value of goodwill for the reporting units was determined utilizing both the income approach, specifically the Discounted Cash Flow (“DCF”) method, and the market approach. The income approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The market approach calculates fair value by analyzing market comparisons available. The Company believes that a combination of these approaches represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of its reporting units.

In applying the income approach, the Company makes assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the DCF analysis is based on the Company’s most recent operational budgets, long-range strategic plans and other estimates. The terminal value growth rate of approximately 4 percent was used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects the Company’s best estimates for stable, perpetual growth of its reporting units. The Company used estimates of market-participant risk-adjusted weighted average cost of capital (“WACC”) of approximately 12 percent as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows.

Upon completing the first step of the goodwill impairment test, the Company determined that the fair value of both reporting units exceeded their carrying value by 4.5% for the Nuvectra reporting unit and 34.1% for the NeuroNexus reporting unit.

Although the Company uses consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in its impairment tests, these estimates are uncertain by nature and can vary from actual results. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows and discount rates could result in significant changes to our goodwill fair value estimates. The estimates used represent management's best estimates, which it believes to be reasonable, but future declines in business performance or relatively small changes in key assumptions may impair the recoverability of our goodwill. For example, a hypothetical 500 basis point increase in weighting the DCF analysis over the market approach would result in the carrying value of the Nuvectra reporting unit to exceed its fair value. A hypothetical 500 basis point decrease in weighting the DCF analysis below the market approach would result in the fair value of the Nuvectra reporting unit to exceed its carrying value by 9%.

The following represents our goodwill balance by reportable segment. The prior period information has been restated to conform to the current presentation. Changes to goodwill during the years ended December 30, 2016 and January 1, 2016 were as follows (in thousands):

	Nuvectra	NeuroNexus	Total
Balance – January 2, 2015
Goodwill, gross	$33,491	$4,691	$38,182
Accumulated impairment losses	—	—	—
Goodwill, net	33,491	4,691	38,182
Goodwill impairment charge	—	—	—
Balance – January 1, 2016
Goodwill, gross	33,491	4,691	38,182
Accumulated impairment losses	—	—	—
Goodwill, net	33,491	4,691	38,182
Goodwill impairment charge	—	—	—
Balance – December 30, 2016
Goodwill, gross	33,491	4,691	38,182
Accumulated impairment losses	—	—	—
Goodwill, net	$33,491	$4,691	$38,182

Warranty Reserve – The Company offers warranty on certain of its products and has established a warranty reserve, as a component of other current liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and differences between actual and expected warranty costs per claim. The Company periodically assesses the adequacy of its warranty liabilities and adjusts the amounts as necessary.

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

Research, Development and Engineering Costs, Net (“RD&E”) – RD&E costs are expensed as incurred. The primary costs are salary and employee benefits for personnel, material costs used in development projects and subcontracting costs. Any reimbursements received from government grants are recorded as a reimbursement of the research, development and engineering costs incurred.

Stock-Based Compensation – The Company’s employees have historically participated in the stock-based compensation programs of Integer, and as such, the Company was charged a portion of the expenses associated with these programs. Additionally, subsequent to the spin-off, the Company’s employees participate in the stock-based compensation programs of Nuvectra. The compensation costs related to stock-based awards granted to employees is based upon their estimated fair value on the grant date. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for Integer nonmarket-based performance awards was reassessed each period and recognized based upon the probability that the performance targets would be achieved. Compensation cost for Integer market-based performance awards was expensed ratably over the applicable vesting period and was recognized each period whether the performance metrics were achieved or not.

The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted. For service-based and nonmarket-based performance restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the stock price on the grant date. Historically, for market-based performance restricted stock unit awards, the fair market value of the award was determined utilizing a Monte Carlo simulation model, which projected the value of Integer’s stock under numerous scenarios and determined the value of the award based upon the present value of those projected outcomes.

The amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. Pre-vesting forfeiture estimates were estimated based upon historical data and are revised if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest, excluding market and nonmarket performance award considerations. Note 5 “Employee Benefit Plans” contains additional information on stock-based compensation.

Insurance – The Company had historically participated in Integer’s various insurance programs, to insure for property and casualty risks, product liability, employee health care, workers’ compensation and other casualty losses. Many of the potential losses were covered by Integer under conventional insurance programs with third-party carriers with high deductible limits. In other areas, Integer was self-insured with stop-loss coverage. The Company was charged a portion of the expenses associated with these programs. As of March 14, 2016 the Company is covered by its own insurance policies and, since that time, no insurance fee has been allocated from Integer. See Note 14 “Related Party Transactions” for additional information.

Interest Expense, Net – Interest expense related to the Company’s credit facility was $1.4 million for the year ended December 30, 2016. Interest income from investments was $0.1 million for the year ended December 30, 2016. There was no such interest income or expense for fiscal year 2015.

Comprehensive Loss – The Company’s comprehensive loss as reported in the Consolidated Statements of Operations and Comprehensive Loss is comprised of the Company’s net loss and unrealized holding period losses related to investments.

Income Taxes – The Consolidated Financial Statements of the Company have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

The Company accounts for uncertain tax positions using a more likely than not recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company recognizes interest expense related to uncertain tax positions as Provision for Income Taxes. Penalties, if incurred, are recognized as a component of Selling, General and Administrative Expenses. These tax positions are evaluated on a quarterly basis. See Note 8 “Income Taxes” for additional information.

Subsequent Events – The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

2.	PROPERTY, PLANT AND EQUIPMENT, NET

PP&E is comprised of the following (in thousands):

	At
	December 30, 2016	January 1, 2016
Machinery and equipment	$1,675	$1,700
Buildings and building improvements	2,854	1,563
Information technology hardware and software	3,191	265
Furniture and fixtures	314	143
Land and land improvements	390	390
Construction work in process	1,066	1,572
Total, gross	9,490	5,633
Accumulated depreciation	(3,173)	(1,164)

Total, net	$6,317	$4,469

During 2015, Integer contributed a building and certain fixed assets located in Blaine, MN to the Company for use in its operations, which had a net book value of $1.8 million as these assets were now being fully utilized by Nuvectra. Previously, these assets were shared by various Integer entities and costs were allocated to each entity by Integer. Additionally, during 2015, the Company transferred certain machinery and equipment with a net book value of $2.0 million, which previously had been used for design verification testing, to Integer to utilize in the production of Algovita. For purposes of the Consolidated Cash Flow Statement for the year ended January 1, 2016, these transfers were treated as non-cash transactions.

Depreciation and rent expense for PP&E were as follows (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016
Depreciation expense	$1,974	$298
Rent expense	519	385

Minimum future estimated annual operating lease expenses as of December 30, 2016 were as follows (in thousands):

2017	$588
2018	445
2019	401
2020	375
2021	283
Thereafter	216
Total estimated operating lease expense	$2,308

3.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At January 1, 2016
Technology and patents	$1,058	$(388)	$670
Customer lists	1,869	(556)	1,313
Total intangible assets	$2,927	$(944)	$1,983
At December 30, 2016
Technology and patents	$1,058	$(498)	$560
Customer lists	1,869	(715)	1,154
Total intangible assets	$2,927	$(1,213)	$1,714

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016
Cost of sales	$110	$133
Selling, general and administrative expenses	159	156
Total intangible asset amortization expense	$269	$289

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
2017	$286
2018	298
2019	293
2020	209
2021	194
Thereafter	434
Total estimated amortization expense	$1,714

4.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	December 30, 2016	January 1, 2016
Regulatory, clinical and quality	$640	$—
Operations engagement fee	600	—
Inventory	547	—
Information technology system implementations	327	—
Travel and entertainment	285	—
Research and development	165	—
Interest	99	—
Legal	98	—
Warranty reserve	98	—
Sales and use tax	56	—
Accrued other	440	18
Total accrued liabilities	$3,355	$18

5.	EMPLOYEE BENEFIT PLANS

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

During fiscal year 2016, the Compensation Committee granted equity awards aggregating 805,222 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for fiscal year 2016 was approximately $1.3 million.

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Integer and prior to the spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three year period and are settled in shares of Integer common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Integer equity incentives. In addition, certain incentive awards that were originally granted under an Integer equity incentive award plan adjusted into an incentive award of Nuvectra common stock in accordance with the terms of the employee matters agreement (a “Spin-off Award”). Compensation cost related to these Integer equity incentives was approximately $1.1 million for both fiscal years 2016 and 2015.

The components and classification of stock-based compensation expense were as follows (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016
Stock options	$638	$265
Restricted stock and restricted stock units	1,732	785
Total stock-based compensation expense	$2,370	$1,050

	Year Ended
	December 30, 2016	January 1, 2016
Selling, general and administrative expense	$1,565	$727
Research, development and engineering costs, net	336	323
Other operating expenses	469	—
Total stock-based compensation expense	$2,370	$1,050

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan during the year ended December 30, 2016 are as follows:

Weighted average fair value	$4.52
Risk-free interest rate	1.72%
Expected volatility	55%
Expected life (in years)	10
Expected dividend yield	—%

Subsequent to the spin-off, the following table summarizes the stock option activity during fiscal year 2016:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 14, 2016	605,257	$6.09
Granted	361,619	7.25
Exercised	(50,794)	4.93
Forfeited or expired	(42,090)	9.00
Outstanding at December 30, 2016	873,992	$6.49	6.96	$258,148
Exercisable at December 30, 2016	500,964	$5.72	5.29	$258,148

The Company received proceeds totaling $0.2 million upon the exercise of 50,794 stock options during the fiscal year 2016.

The following table summarizes the restricted stock and restricted stock unit activity during the fiscal year 2016:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at March 14, 2016	172,115	$6.97
Granted	443,603	6.95
Vested	(24,786)	6.31
Forfeited	(39,708)	6.80
Nonvested at December 30, 2016	551,224	$6.90

Nuvectra 2016 Bonus Plan – Under the terms of the Nuvectra Corporation 2016 Bonus Plan (the “2016 Bonus Plan”) there is an annual discretionary defined contribution cash bonus and a performance-based bonus plan based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra executive management. Compensation cost related to the 2016 Bonus Plan for fiscal year 2016 was approximately $1.0 million.

Algovita Bonus Plan – Prior to the spin-off certain employees of Nuvectra participated in a performance-based bonus plan based upon the ultimate commercialization value, as defined in the bonus plan, of Algovita (the “Algovita Bonus Plan”). Compensation costs related to the Algovita Bonus Plan for fiscal year 2015 were $2.3 million. The Algovita Bonus Plan is no longer in effect and the Company will have no future liability under the Algovita Bonus Plan.

Integer’s Growth Bonus Plan – Under the terms of Integer’s Growth Bonus Plan (“G2B Plan”) there was an annual discretionary defined contribution cash bonus historically awarded to employees of the Company based upon Integer company-wide performance measures and individual associate performance measures that are set by Integer executive management at the beginning of the year. Additionally, for fiscal year 2015, the Company accrued G2B Plan payments for certain executive officers and key employees in accordance with their employment agreements, which guaranteed a minimum level of payout. Up to 4% of each employee’s eligible G2B Plan bonus is contributed by Integer to the participant’s 401(k) plan in the form of shares of Integer stock. The G2B Plan compensation expense recognized in these Consolidated Financial Statements includes all of the compensation expenses directly attributable to Nuvectra employees. Direct compensation costs recognized related to the G2B Plan were $0.2 million in fiscal year 2015.

Defined Contribution Plans – The Company sponsors a defined contribution 401(k) plan for its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary match. In fiscal year 2016 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.2 million in fiscal year 2016.

Integer sponsors a defined contribution 401(k) plan for its employees, which the Company’s employees historically participated in. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary match. In fiscal year 2015 this match was 35% per dollar of participant deferral, up to 6% of the total compensation for each participant. The 401(k) compensation expense for fiscal year 2015 recognized in these Consolidated Financial Statements includes all of the compensation expenses directly attributable to Nuvectra employees. Direct costs related to this defined contribution plan allocated to the Company were $0.2 million in fiscal year 2015.

6.	OTHER OPERATING EXPENSES

Other Operating Expenses is comprised of the following (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016
Performance restricted stock expense	$469	$—
Cleveland facility shutdown	—	271
Other expenses	7	41
Total other operating expense	$476	$312

Performance Restricted Stock Expense – As a result of the spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance. Therefore, the remaining unvested expense as of March 14, 2016 was accelerated and expensed immediately.

Cleveland Facility Shutdown – In fiscal year 2014, the Company initiated a plan to transfer the design engineering responsibilities previously performed at its Cleveland, OH facility to the Company’s facility in Blaine, MN. This initiative was completed during fiscal year 2015. Total restructuring charges incurred in connection with this initiative were $1.1 million. Expenses related to this initiative included the following:

●	Severance and retention: $0.4 million;

●	Asset write-offs: $0.3 million;

●	Other: $0.4 million

Other costs primarily consist of costs to relocate certain equipment and personnel and the related travel expenditures. All expenses are cash expenditures, except asset write-offs.

The change in accrued liabilities during fiscal year 2015 related to the closure of the Cleveland, OH facility is as follows (in thousands):

	Severance and Retention	Asset Write-offs	Other	Total
At January 2, 2015	$375	$—	$200	$575
Restructuring charges (income)	(114)	235	150	271
Write-offs	—	(235)	—	(235)
Cash payments	(261)	—	(350)	(611)
At January 1, 2016	$—	$—	$—	$—

Other Expenses – During fiscal year 2016 and 2015, the Company recorded charges in connection with various asset disposals.

7.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	December 30, 2016	January 1, 2016
Term loan	$16,163	$—
Deferred financing fees	(1,262)	—
Discount on debt	(1,157)	—
Total long-term debt	$13,744	$—

Credit Facility – The Company has a credit facility, as amended in February 2017 (the “Credit Facility”), that consists of (a) term loan facilities in an aggregate maximum principal amount of $40,000,000 comprised of (i) a $15,000,000 Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12,500,000 Term Loan B Commitment, which is available for draw June 30, 2017 through December 31, 2017, and (iii) a $12,500,000 Term Loan C Commitment, which is available for draw December 31, 2017 through June 30, 2018 (collectively, the “Term Loans”); and (b) a Revolving Line Commitment in a maximum principal amount of $5,000,000 (the “Revolving Loans” and collectively with the Term Loans, the “Loans”). Availability of the Term Loan B Commitment is subject to the Company achieving consolidated trailing six-month revenues of at least $13,500,000, and the availability of the Term Loan C Commitment is subject to the Company achieving consolidated trailing six-month revenues of at least $20,000,000. The Company has the right to draw on each Term Loan B and C Commitments within 60 days of achieving the applicable revenue threshold. The Revolving Line Commitment is subject to a borrowing base of 80% of the aggregate amount of eligible accounts receivable of the Company, which advance rate and eligibility criteria may be modified from time to time based on periodic collateral examinations.

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 7.65%. At December 30, 2016 the interest rate on borrowings under the term loan was 7.65%. The Company pays monthly accrued interest only on the Term Loans through December 2017 (or March 2018 if the Term Loan B Commitment is funded), and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 33 months (or 30 months if the Term Loan B Commitment is funded). At the maturity of the Term Loans, on September 1, 2020, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in substance discount and will be amortized using the straight-line method over the life of the loan. The Revolving Loans bear interest at a floating rate equal to the prime rate plus 3.45%, with a floor of 6.95%. The Company pays monthly accrued interest only on the Revolving Loans until maturity on March 18, 2018, at which time all principal on the Revolving Loans will be due and payable. There were no borrowings on the Revolving Loans as of December 30, 2016.

The Company paid an arrangement fee of $1,125,000, a commitment fee of $200,000 for all of the Term Loan A, B, and C Commitments, and one-half of a $25,000 commitment fee for the Revolving Loans, with the remaining one-half due and payable on the one year anniversary of the initial closing. In connection with the amendment dated February 14, 2017, the Company also paid an amendment fee of $25,000 plus expenses of the lenders. The Term Loan B Commitment and the Term Loan C Commitment are subject to a non-use fee of 2% of the amount of such commitment if the commitment becomes available, but the Company declines to borrow the Term Loans thereunder. If any Term Loans are voluntarily prepaid prior to their scheduled maturity, the Company must pay, in addition to the Final Payment, a prepayment fee equal to 3% of the prepaid principal if paid in the first year after the initial closing, 2% of the prepaid principal if paid in the second year after the initial closing, and 1% of the prepaid principal if paid thereafter. In connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee of $1,125,000, which equals 2.50% of the aggregate principal amount of the Credit Facility.

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

As a condition to the lenders’ funding the Loans under the Credit Facility, concurrently with the funding under the Term Loan A Commitment on March 18, 2016, (i) the Company issued to Oxford Finance LLC a warrant to purchase 56,533 shares of Nuvectra common stock at an exercise price of $5.97 per share, which warrant is exercisable until March 18, 2026 (the “Oxford Warrant”), and (ii) the Company issued to Silicon Valley Bank a warrant to purchase 56,533 shares of Nuvectra common stock at an exercise price of $5.97 per share, which warrant is exercisable until March 18, 2026 (the “Silicon Valley Warrant”). The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt and as additional paid-in capital in the Consolidated Balance Sheets, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount will be amortized over the term of the Term Loan A Commitment.

Upon the funding of each of the Term Loan B Commitment and the Term Loan C Commitment, as applicable, Oxford Finance LLC and Silicon Valley Bank will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the Term Loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the trading price of Nuvectra common shares on the date of funding. The fair value of these future warrants as of December 30, 2016 was approximately $0.2 million and is recorded in other long-term liabilities in the Consolidated Balance Sheet. These warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be remeasured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled. See Note 11 “Fair Value Measurements” for additional information.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At January 1, 2016	$—
Additions during the period	1,528
Amortization during the period	(266)

At December 30, 2016	$1,262

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” the Company has presented debt issuance costs as a direct deduction from Long-Term Debt in the Consolidated Balance Sheet.

8.	INCOME TAXES

QiG was initially organized as a limited liability company (“LLC”) and immediately prior to completion of the spin-off, was converted into a Delaware corporation and changed its name to Nuvectra Corporation.

For federal income tax purposes, QiG, as a LLC with only one member (a “single member LLC”), had historically been disregarded as an entity separate from its owner. From a federal income tax perspective, there is no substantive difference between a single-member LLC, which is treated as a disregarded entity, and a division that is included in the consolidated tax return. However, subsequent to the spin-off and to comply with Staff Accounting Bulletin Topic 1B, information regarding income taxes has been provided in the Consolidated Financial Statements regardless of whether the limited liability company was historically a disregarded entity for federal income tax purposes.

In connection with the spin-off, certain assets and activities owned by Integer, but related to the Company’s business and operations, including shares of stock of NeuroNexus, a Michigan Corporation, were transferred to Nuvectra. NeuroNexus Technologies, Inc. is a taxable corporation and is subject to federal, state, and local taxes based on income.

For purposes of the Consolidated Financial Statements, the Company’s income tax expense and deferred tax balances for the periods prior to the spin-off have been prepared as if Nuvectra filed income tax returns on a stand-alone basis and separate from Integer. Subsequent to the spin-off, the Company’s deferred taxes and effective tax rate may differ significantly from those in the historical periods prior to the spin-off, as a consequence of the removal of the net operating losses and federal research and development tax credits retained by Integer. The provision for income taxes associated with the Company was comprised of the following (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016
Current tax expense	$—	$—
Deferred tax benefit	(13,997)	(10,997)
Change in valuation allowance	13,997	10,997
Total provision for income taxes	$—	$—

The provision for income taxes differs from the United States statutory rate due to the following:

	Year Ended
	December 30, 2016	January 1, 2016
Tax benefit at U.S. statutory rate	$(13,117)	$(10,997)
State taxes, net of federal benefit	(1,146)	—
Other	266	—
Change in valuation allowance	13,997	10,997
Total provision for income taxes	$—	$—

Deferred tax assets (liabilities) consist of the following (in thousands):

	At
	December 30, 2016	January 1, 2016
Net operating loss carryforwards	$10,998	$45,908
Research & development tax credits	—	3,190
Property, plant & equipment	637	518
Accruals	415	—
Intangible assets	5,603	—
Other	1,629	801
Gross deferred tax assets	19,282	50,417
Less valuation allowance	(19,282)	(49,632)
Net deferred tax assets	—	785

Intangible assets	—	(785)
Gross deferred tax liabilities	—	(785)

Net deferred tax asset (liability)	$—	$—

Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including net operating loss (“NOL”) carryforwards, for financial and tax reporting. A valuation allowance is established for any deferred income tax asset for which realization is uncertain.

Net Operating losses and Research and Development Credits were retained by Integer as of the date of the spin-off of Nuvectra. From the date of the spin to December 30, 2016, the Company incurred approximately $29,393 million in federal NOL that could be used to offset taxable income in future periods and reduce its income taxes payable in those future periods. Many of these NOL carryforwards will expire if they are not used within certain periods. The Company considers all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence that historical results provide, the Company considered the past three years of operating results.

Based on an assessment of the available positive and negative evidence, including the historical operating results, the Company has concluded that it is more likely than not that the net deferred tax assets will not be realized. As such, the Company has provided a full valuation allowance on the net deferred income tax assets as of December 30, 2016 and January 1, 2016. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits.

For purposes of the Consolidated Financial Statements, the Company’s income tax expense and deferred tax balances prior to the spin-off have been prepared as if Nuvectra filed income tax returns on a stand-alone basis separate from Integer. Historically, the net operating losses and federal research and development tax credits generated by Nuvectra have been fully retained by Integer, which files a consolidated federal income tax return.

The Company files annual income tax returns in the United States and various state and local jurisdictions. As of December 30, 2016, the Company maintained no reserve related to unrecognized tax benefits.

Pursuant to the terms of the tax matters agreement with Integer, for a period of two years following the date of the spin-off, the Company will be prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in its capital stock that, when combined with any other acquisition of an interest in its capital stock that occurs after the spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of its gross assets if such transfer, sale or other disposition would violate the IRS’ rules and regulations; (iii) liquidating its business or (iv) ceasing to maintain its active business. If the Company takes any of these actions and such actions result in tax-related costs for Integer, then the Company would generally be required to indemnify Integer for such costs. If the Company is unable to raise or are prohibited under the terms of the tax matters agreement with Integer from raising additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development plans.

9.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. Inventory to be purchased by Nuvectra in fiscal year 2017 under its supply agreements with Integer and Minnetronix, Inc. will be subject to certain minimum order quantity requirements. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases – The Company is a party to various operating lease agreements. See Note 2 “Property, Plant and Equipment, Net” for information on the Company’s future lease obligations, which primarily relates to building leases.

10.	EARNINGS PER SHARE (“EPS”)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the Company had no potentially dilutive securities outstanding for any of the periods presented. Prior to the spin-off, the Company operated as part of Integer and not as a separate entity. As a result, the Company did not have any common shares outstanding prior to March 14, 2016. The calculation of basic and diluted net loss per share assumes that the 10,258,278 shares issued to Integer shareholders in connection with the spin-off have been outstanding for all prior periods presented.

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Year Ended
	December 30, 2016	January 1, 2016
Basic net loss per share:
Net loss	$(38,428)	$(24,416)
Weighted average common shares outstanding	10,277	10,258
Basic net loss per share	$(3.74)	$(2.38)
Diluted net loss per share:
Net loss	$(38,428)	$(24,416)
Weighted average common shares outstanding	10,277	10,258
Dilutive stock options, restricted stock and restricted stock units	—	—
Weighted average common shares outstanding – assuming dilution	10,277	10,258
Diluted net loss per share	$(3.74)	$(2.38)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,538	1,538

11.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of December 30, 2016, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants as of the date of issuance was approximately $0.5 million and was recorded as a long-term asset and a liability in the Consolidated Balance Sheet. The estimated fair value of the warrant liability will be revalued on a periodic basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to operating earnings. For fiscal year 2016, the Company recorded approximately $0.3 million in fair value adjustments. The estimated fair value of the warrants as of December 30, 2016 was approximately $0.2 million.

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available-for-sale and presented as current assets within Cash and Cash Equivalents on the balance sheet because of their original maturities of three months or less. Unrealized gains or losses for the periods presented are included in other comprehensive loss.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of December 30, 2016, the fair market value of marketable securities was approximately $55.0 million, all of which matures in three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		December 30, 2016
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$33,821	$—	$33,821
Government	Level 1	2,005	—	2,005
Financial	Level 2	8,064	(1)	8,063
Industrial	Level 2	11,125	(1)	11,124
Total		$55,015	$(2)	$55,013

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill, for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.”

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on the last day of each fiscal year, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.” During fiscal year 2016 and 2015, no impairment charges were recorded related to the Company’s Goodwill.

Warrants – In order to determine the fair value of the warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of March 18, 2016. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies.

The following table summarizes the assumptions used for estimating the fair value of the warrants classified as liability awards:

Risk-free interest rate	1.88%
Expected volatility	45.00%
Contractual term (in years)	10
Dividend yield	—%

12.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100 million shares of common stock, $0.001 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, and to share ratably in the Company’s assets legally available for distribution to its stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs. On March 14, 2016, in connection with the spin-off, the Company issued 10,258,278 shares of common stock to Integer shareholders.

13.	BUSINESS SEGMENTS, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

As a new public entity, the Company commenced its first comprehensive annual operational planning process with its executive leadership team and board of directors in the fourth quarter of 2016. As part of that process, the Company assessed its reporting structure and changed the composition of its reporting units. Following this process, based on information that is regularly reviewed by our chief operating decision maker, the Company now has two reportable segments consisting of: Nuvectra and NeuroNexus. The Company determined its new reporting units by identifying its operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management would regularly review the operating results of any components. Through this process, the Company identified two reporting units: Nuvectra and NeuroNexus.

Nuvectra is a neurostimulation company committed to helping physicians improve the lives of people with chronic neurological conditions. Algovita is the Company’s first commercial offering and is approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as SNS and DBS. Revenue includes development and engineering service fees and sales from the limited release of Algovita in the United States and Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, and VirtisTM, the second application of the Company’s neurostimulation technology platform and its first product for the SNS market.

NeuroNexus designs, manufactures and markets neural-interface technologies for the neuroscience clinical research market. Revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets.

An analysis and reconciliation of the Company’s product lines, business segments and geographic information to the respective information in the Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016
Product line sales:
Neural interface components and systems	$5,152	$3,920
Algovita	4,162	1,318
Development and engineering service	3,221	—
Total sales	$12,535	$5,238

	Year Ended
	December 30, 2016	January 1, 2016
Business segment sales:
Nuvectra	$7,383	$1,318
NeuroNexus	5,152	3,920
Total sales	$12,535	$5,238

	Year Ended
	December 30, 2016	January 1, 2016
Segment loss from operations:
Nuvectra	$(37,702)	$(23,452)
NeuroNexus	300	(964)
Total segment loss from operations	(37,402)	(24,416)
Unallocated operating expenses	—	—
Operating loss	(37,402)	(24,416)
Unallocated other income (expense), net	(1,026)	—
Loss before provision for income taxes	$(38,428)	$(24,416)

	Year Ended
	December 30, 2016	January 1, 2016
Depreciation and amortization:
Nuvectra	$1,908	$257
NeuroNexus	335	330
Total depreciation and amortization included in segment income from operations	2,243	587
Unallocated depreciation and amortization	—	—
Total depreciation and amortization	$2,243	$587

	Year Ended
	December 30, 2016	January 1, 2016
Expenditures for tangible long-lived assets:
Nuvectra	$3,950	$511
NeuroNexus	81	18
Total reportable segments	4,031	529
Unallocated tangible long-lived assets	—	—
Total expenditures	$4,031	$529

	At
	December 30, 2016	January 1, 2016
Identifiable assets:
Nuvectra	$111,503	$37,762
NeuroNexus	7,799	7,636
Total reportable segments	119,302	45,398
Unallocated assets	—	—
Total assets	$119,302	$45,398

	Year Ended
	December 30, 2016	January 1, 2016
Sales by geographic area:
United States	$5,800	$2,060
Non-Domestic locations:
Switzerland	3,461	83
Germany	1,567	1,668
Rest of world	1,707	1,427

Total sales	$12,535	$5,238

All of the Company’s long-lived tangible assets are located in the United States.

14.	RELATED PARTY TRANSACTIONS

Corporate Overhead Allocations from Integer – As discussed in Note 1 “Summary of Significant Accounting Policies,” the Company historically operated as part of Integer and as a result shared many overhead functions and services performed by various Integer corporate departments. Costs of these departments were allocated across the Integer entities, including the Company, that benefited from those services during the periods presented herein. The indirect costs allocated included executive oversight, finance, legal, human resources, tax, information technology, product development, corporate procurement, and facilities. These expenses have been charged to the Company on a pro rata basis based upon estimated hours incurred, headcount, square footage, or other measures. The Company considers the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations are not indicative of the actual expenses that would have been incurred if the Company was an independent publicly-traded company or of the costs the Company will incur in the future. At this time, the Company is unable to determine what its expenses would have been on a standalone basis if the Company had operated as an unaffiliated entity for each period in which a statement of operations is presented. Beginning in 2016, research, development and engineering costs were no longer allocated to the Company as it was not receiving a benefit from these services.

Corporate overhead allocations from Integer were classified as follows (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016
Selling, general and administrative expenses	$236	$1,064
Research, development and engineering costs, net	—	1,780

Total	$236	$2,844

The Company entered into, or amended, various agreements with Integer to effect the spin-off and to provide a framework for the Company’s relationship with Integer going forward after the spin-off including a supply agreement, license agreements, a separation and distribution agreement, a tax matters agreement, a transition services agreement and an employee matters agreement, which provided for the allocation between Nuvectra and Integer of assets, employees, liabilities and obligations (including PP&E, employee benefits, and tax-related assets and liabilities) attributable to the Company’s business for the period prior to, at, and after the spin-off. Immediately prior to the completion of the spin-off, Integer made a cash capital contribution to Nuvectra of $75.0 million. This cash capital contribution, together with the Company’s cash on hand and borrowings under the Credit Facility, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for at least two years after the completion of the spin-off. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past sought, and may in the future seek, to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships.  The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Employee Benefit Plans – Certain of the Company’s employees historically participated in various Integer defined contribution and stock-based compensation plans. Compensation expense allocated to Nuvectra for these plans from Integer was based upon the costs directly attributable to Nuvectra employees. See Note 5 “Employee Benefit Plans” for additional information.

Insurance – The Company has historically participated in Integer’s various insurance programs, to insure for property and casualty risks, product liability, employee health care, workers’ compensation and other casualty losses. Many of the potential losses were covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, Integer was self-insured with stop-loss coverage. The Company was charged a fee from Integer for these insurance programs based upon square footage, headcount, or a direct charge for those policies directly attributable to Nuvectra. As of March 14, 2016 the Company is covered by its own insurance policies and, since that time, no insurance fee has been allocated from Integer. Total insurance charges allocated by Integer were $0.1 million in fiscal year 2015.

Supply Agreement – The Company has a supply agreement with Integer pursuant to which Integer manufactures Algovita and certain of its components. Total charges incurred under this supply agreement are included in cost of sales and totaled $1.5 million in fiscal year 2015.

Purchase of Non-controlling Interests – During the fourth quarter of 2015, the Company purchased the outstanding non-controlling interests of Algostim and PelviStim for $16.7 million, of which $9.9 million was paid in 2015 and $6.8 million was accrued at January 1, 2016 and paid by Integer in January 2016 prior to the spin-off. Included in the purchased amount was $6.9 million paid to Drees Holding LLC, which is a limited liability company of which Scott F. Drees, CEO of Nuvectra, is the principal owner and the sole managing director and approximately $848 thousand paid to Norbert Kaula, Executive Vice President of Research and Development of Nuvectra. Mr. Drees and Mr. Kaula each received their interests in Algostim and PelviStim in connection with entering into a long-term consulting agreement with Nuvectra and prior to being appointed to their current positions. The consulting agreements were terminated in connection with Mr. Drees and Mr. Kaula agreeing to serve in their current roles for Nuvectra. The buyout of the non-controlling interests was funded by a cash contribution from Integer.

15.	RECENTLY ISSUED ACCOUNTING STANDARDS

In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB, Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), and other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update provides clarification regarding how certain cash receipts and cash payment are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. Early adoption is permitted. The Company does not expect its pending adoption of ASU 2016-15 to have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is generally not permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2017. The Company does not expect its pending adoption of ASU 2015-11 to have a material impact on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting nor an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2017 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

See Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the following Exhibit Index:

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

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

10.5

Product Component and Framework Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.5 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.6

Restricted License Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.6 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.7

Unrestricted License Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.7 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.8

License Agreement, dated March 13, 2016, between Greatbatch Ltd. and NeuroNexus Technologies, Inc. (filed as Exhibit 10.8 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.9

Agreement of Sublease, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.9 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.10

Office Lease, dated December 2, 2015, by and between EOS Development 1 LLC and Greatbatch Ltd., as assigned by Greatbatch Ltd. to Nuvectra Corporation on March 14, 2016 (filed as Exhibit 10.10 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.11

Loan and Security Agreement, dated March 18, 2016, among Oxford Finance, LLC, Silicon Valley Bank, Nuvectra Corporation, Algostim, LLC, PelviStim LLC and NeuroNexus Technologies, Inc. (filed as Exhibit 10.11 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.12

First Amendment to Loan and Security Agreement, dated February 14, 2017, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC and NeuroNexus Technologies, Inc., and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our current report on Form 8-K on February 14, 2017, and incorporated herein by reference)

10.13	Nuvectra Corporation 2016 Equity Incentive Plan (filed as Exhibit 99.1 to Nuvectra Corporation’s Registration Statement on Form S-8 filed on March 14, 2016, and incorporated herein by reference)

10.14	Form of Nonqualified Stock Option Agreement – Employee (filed as Exhibit 10.13 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.15	Form of Restricted Stock Unit Agreement – Employee (filed as Exhibit 10.14 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.16	Form of Nonqualified Stock Option Agreement – Non-Employee Director (filed as Exhibit 10.15 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.17	Form of Restricted Stock Unit Agreement – Non-Employee Director (filed as Exhibit 10.16 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.18

License Agreement, dated June 14, 2016, between Nuvectra Corporation and Aleva Neurotherapeutics S.A. (filed as Exhibit 10.1 to our current report on Form 8-K on June 17, 2016, and incorporated herein by reference)

10.19

Manufacturing and Supply Amendment, dated December 9, 2016, between Nuvectra Corporation and Minnetronix, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.20

Business Agreement, dated April 30, 2009, between QiG Group, LLC and Minnetronix, Inc. (filed as Exhibit 10.2 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.21	Letter Agreement, dated June 29, 2009, between QiG Group, LLC and Minnetronix, Inc. (filed as Exhibit 10.3 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.22

First Amendment to Business Agreement, dated April 10, 2010, between QiG Group, LLC and Minnetronix, Inc. (filed as Exhibit 10.4 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.23

Manufacturing and Quality Addendum, dated August 1, 2013, between QiG Group, LLC and Minnetronix, Inc. (filed as Exhibit 10.5 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.24

Executive Employment Agreement between Nuvectra Corporation and Mr. Scott Drees, dated January 13, 2017 (filed as Exhibit 10.1 to our current report on Form 8-K on January 17, 2017, and incorporated herein by reference) †

10.25

Executive Employment Agreement between Nuvectra Corporation and Mr. Walter Berger, dated January 13, 2017 (filed as Exhibit 10.2 to our current report on Form 8-K on January 17, 2017, and incorporated herein by reference) †

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

100.INS	XBRL Instance Document*

100.SCH	XBRL Extension Schema Document*

100.CAL	XBRL Extension Calculation Linkbase Document*

100.LAB	XBRL Extension Label Linkbase Document*

100.PRE	XBRL Extension Presentation Linkbase Document*

100.DEF	XBRL Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVECTRA CORPORATION

Date: March 9, 2017	/s/ Scott F. Drees
Scott F. Drees
Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2017	/s/ Walter Z. Berger
Walter Z. Berger
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 9, 2017	By:	/s/ Dr. Joseph A. Miller, Jr.
Dr. Joseph A. Miller, Jr.
Chairman of the Board

Dated: March 9, 2017	By:	/s/ Anthony P. Bhil III
Anthony P. Bhil III
Director

Dated: March 9, 2017	By:	/s/ Scott F. Drees
Scott F. Drees
Director

Dated: March 9, 2017	By:	/s/ Kenneth G. Hawari
Kenneth G. Hawari
Director

Dated: March 9, 2017	By:	/s/ David D. Johnson
David D. Johnson
Director

Dated: March 9, 2017	By:	/s/ Dr. Fred B. Parks, PhD
Dr. Fred B. Parks, PhD
Director

Dated: March 9, 2017	By:	/s/ Jon T. Tremmel
Jon T. Tremmel
Director

Dated: March 9, 2017	By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor
Director