Form 10-Q
period 2017-03-31
Nuvectra Corp
filed 2017-05-09
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number 001-37525

Nuvectra Corporation

(Exact name of Registrant as specified in its charter)

Delaware	30-0513847
(State of Incorporation)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 1100

Plano, Texas 75024

(Address of principal executive offices)

(214) 474-3103

(Registrant’s telephone number, including area code)

January 2, 2016 – December 30, 2016

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging Growth Company	☒

Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

As of April 28, 2017, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 10,342,483.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended March 31, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	March 31, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48,067	$63,710
Trade accounts receivable, net of allowance for doubtful accounts of $53 in fiscal 2017 and $10 in fiscal 2016	4,409	3,177
Inventories	4,021	5,233
Prepaid expenses and other current assets	205	443
Total current assets	56,702	72,563
Property, plant and equipment, net	6,483	6,317
Intangible assets, net	1,642	1,714
Goodwill	38,182	38,182
Other long-term assets	526	526
Total assets	$103,535	$119,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,880	$9,928
Accrued liabilities	4,085	3,355
Other accrued compensation	1,891	1,766
Accrued bonuses	714	991
Total current liabilities	12,570	16,040
Other long-term liabilities	1,118	940
Long-term debt, net	13,865	13,744
Total liabilities	27,553	30,724

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,342,317 and 10,319,627 shares issued and outstanding in fiscal 2017 and fiscal 2016, respectively	10	10
Additional paid-in capital	122,332	121,806
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(46,358)	(33,236)
Total stockholders’ equity	75,982	88,578

Total liabilities and stockholders’ equity	$103,535	$119,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended
	March 31, 2017	April 1, 2016
Sales:
Product	$4,588	$1,551
Service	452	511
Total sales	5,040	2,062
Cost of sales:
Product	2,101	801
Service	310	254
Total cost of sales	2,411	1,055
Gross profit	2,629	1,007
Operating expenses:
Selling, general and administrative expenses	10,805	4,085
Research, development and engineering costs, net	4,373	3,536
Other operating expenses	—	469
Total operating expenses	15,178	8,090
Operating loss	(12,549)	(7,083)
Interest expense, net	370	59
Other expense, net	203	—
Loss before provision for income taxes	(13,122)	(7,142)
Provision for income taxes	—	—
Net loss	$(13,122)	$(7,142)

Other comprehensive loss:
Unrealized holding loss on investments arising during period	—	—
Other comprehensive loss	—	—
Comprehensive loss	$(13,122)	$(7,142)

Basic and diluted net loss per share	$(1.27)	$(0.70)
Basic and diluted weighted average shares outstanding	10,335	10,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net loss	$(13,122)	$(7,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	44	—
Writedowns of excess and obsolete inventories	156	—
Depreciation and amortization	359	382
Debt related amortization included in interest expense	163	14
Stock-based compensation	477	706
Loss on disposal of property, plant and equipment	—	40
Changes in operating assets and liabilities:
Trade accounts receivable	(1,276)	(414)
Inventories	1,056	(111)
Prepaid expenses and other current assets	238	(707)
Other long-term assets	—	(526)
Accounts payable and other current liabilities	(3,240)	3,110
Other accrued compensation	125	190
Accrued bonuses	(277)	471
Other long-term liabilities	178	526
Net cash used in operating activities	(15,119)	(3,461)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(531)	(702)
Net cash used in investing activities	(531)	(702)
Cash flows from financing activities:
Borrowings under credit facility	—	15,000
Purchase of non-controlling interests	—	(6,818)
Net funding and capital contribution provided by Integer	—	86,421
Proceeds from the exercise of stock options	49	—
Payment of debt issuance costs	(42)	(295)
Net cash provided by financing activities	7	94,308
Net (decrease) increase in cash and cash equivalents	(15,643)	90,145
Cash and cash equivalents, beginning of period	63,710	202
Cash and cash equivalents, end of period	$48,067	$90,347

Supplemental Disclosure of Cash Flow Information:
Debt issuance costs accrued not paid	$—	$1,200
Acquisition of property, plant and equipment accrued not paid	$51	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
At December 30, 2016	10,320	$10	$121,806	$(33,236)	$(2)	$88,578
Option exercises	9	—	49	—	—	49
Restricted stock issued, net of stock forfeited	13	—	—	—	—	—
Stock-based compensation	—	—	477	—	—	477

Net loss	—	—	—	(13,122)	—	(13,122)

At March 31, 2017	10,342	$10	$122,332	$(46,358)	$(2)	$75,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 14, 2016 Integer Holdings Corporation, formerly known as Greatbatch, Inc. (“Integer”), completed the spin-off of the Company, at which time the Company became a separate public company (the “Spin-off”). Prior to the Spin-off, the Company was a limited liability company named QiG Group, LLC.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Nuvectra for the periods presented.

Liquidity and Capital Resources – The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future. Immediately prior to completion of the Spin-off, Integer made a cash capital contribution to Nuvectra of $75 million. This cash capital contribution, together with the Company’s cash on hand, cash generated from operations, and borrowings under the credit facility, as amended in February 2017, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for at least the next twelve months. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past sought, and may in the future seek, to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships. The Company may elect to make near-term decisions, including engaging in various capital generating initiatives, to provide liquidity. If the Company is unable to raise or is limited under the terms of the tax matters agreement with Integer from raising additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development plans. The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Fiscal Year End – Prior to fiscal year 2017, the Company utilized a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of fiscal year 2016 contained 13 weeks and ended on April 1, 2016 and the Company’s year-end was December 30, 2016. Beginning in fiscal year 2017, the Company utilizes a calendar year fiscal year.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include inventories, tangible and intangible asset valuations, accrued liabilities, revenue, stock-based compensation, warrants, and income tax accounts.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

Inventories – The value of inventories, comprised solely of finished goods, are stated at the lesser of net realizable value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, management must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to unpredictability of trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management must make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Writedowns of excess and obsolete inventories were $0.2 million and $0 in the first quarter of fiscal years 2017 and 2016, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

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

Goodwill Valuation – The Company tests its goodwill balances for impairment on the last day of each fiscal year, or more frequently if certain indicators are present or changes in circumstances, as described above, suggest that impairment may exist. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting units is more likely than not greater than the carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of its reporting units is greater than the carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a step zero assessment or if the fair value of the reporting units is more likely than not less than the carrying value, the Company must perform a two-step impairment test, and calculate the estimated fair value of the reporting units. If, based upon the two-step impairment test, it is determined that the fair value of its reporting units is less than the carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting units is less than the carrying value. On December 30, 2016, following its reassessment of its reporting units and reallocation of goodwill on a relative fair value basis, the Company conducted the first step of the two-step approach for all reporting units. Upon completing the first step of the goodwill impairment test, the Company determined that the fair value of both reporting units exceeded their carrying value by 4.5% for the Nuvectra reporting unit and 34.1% for the NeuroNexus reporting unit. On March 31, 2017 the Company completed a step zero qualitative analysis. After completing the analysis, the Company determined that it was more likely than not that the fair value of both reporting units exceeded their carrying value and the two-step impairment test was not necessary.

Warranty Reserve – The Company offers a warranty on certain of its products and has established a warranty reserve, as a component of other current liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and differences between actual and expected warranty costs per claim. The Company periodically assesses the adequacy of its warranty liabilities and adjusts the amounts as necessary.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

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

2.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2017
Technology and patents	$1,058	$(530)	$528
Customer lists	1,869	(755)	1,114
Total intangible assets	$2,927	$(1,285)	$1,642
At December 30, 2016
Technology and patents	$1,058	$(498)	$560
Customer lists	1,869	(715)	1,154
Total intangible assets	$2,927	$(1,213)	$1,714

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Cost of sales	$32	$28
Selling, general and administrative expenses	40	40
Total intangible asset amortization expense	$72	$68

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2017	$214
2018	298
2019	293
2020	209
2021	194
Thereafter	434
Total estimated amortization expense	$1,642

3.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	March 31, 2017	December 30, 2016
Inventory	$934	$547
Regulatory, clinical and quality	580	640
Research and development	525	165
Operations engagement fee	400	600
Information technology system and infrastructure implementations	321	327
Deferred revenue	298	—
Sales and marketing	211	—
Travel and entertainment	—	285
Legal	150	98
Interest	102	99
Warranty reserve	98	98
Sales and use tax	88	56
Accrued other	378	440
Total accrued liabilities	$4,085	$3,355

4.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan (the “2016 Equity Plan”) was initially adopted by the Board of Managers of QiG Group, LLC (the Company’s former name) and was subsequently ratified and approved by Nuvectra’s Board of Directors effective as of March 14, 2016. The 2016 Equity Plan provides that the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to the adjustment clauses in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 2,362,785.

During the three months ended March 31, 2017, the Compensation Committee granted equity awards aggregating 112,300 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the first quarter of fiscal year 2017 was approximately $0.4 million. The Company did not issue any equity awards during the first quarter of fiscal year 2016.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Integer and prior to the Spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three-year period and are settled in shares of Integer common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Integer equity incentives. In addition, certain incentive awards that were originally granted under an Integer equity incentive award plan adjusted into an incentive award of Nuvectra common stock at the time of the Spin-off. Compensation cost related to these Integer equity incentives was approximately $0.1 million and $0.7 million for the first quarter of fiscal year 2017 and 2016, respectively.

The components and classification of stock-based compensation expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Stock options	$171	$63
Restricted stock and restricted stock units	306	643
Total stock-based compensation expense	$477	$706

Selling, general and administrative expenses	$442	$166
Research, development and engineering costs, net	35	71
Other operating expenses	—	469
Total stock-based compensation expense	$477	$706

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan during the three months ended March 31, 2017 were as follows:

Weighted average fair value	$3.38
Risk-free interest rate	2.17%
Expected volatility	55%
Holding period (in years)	6
Expected dividend yield	—%

The following table summarizes the stock option activity during the first quarter of fiscal year 2017:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2016	873,992	$6.49
Granted	56,150	6.35
Exercised	(9,735)	5.02
Forfeited or expired	(6,127)	8.08
Outstanding at March 31, 2017	914,280	$6.49	6.78	$912,349
Exercisable at March 31, 2017	501,857	$5.80	4.88	$885,483

The Company received proceeds totaling $49,000 upon the exercise of 9,735 stock options during the first quarter of fiscal year 2017.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

The following table summarizes the restricted stock and restricted stock unit activity during the first quarter of fiscal year 2017:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	551,224	$6.90
Granted	56,150	6.35
Vested	(5,859)	5.58
Forfeited	(47,628)	6.39
Nonvested at March 31, 2017	553,887	$6.89

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan (the “Bonus Plan”) provides for both annual discretionary defined contribution cash bonuses and performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in some instances, members of the Board of Directors. Compensation cost related to the Bonus Plan for the first quarter of fiscal years 2017 and 2016 were both, respectively, approximately $0.7 million.

Defined Contribution Plans – The Company sponsors a defined contribution 401(k) plan for its employees. The plan provides for the deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a discretionary match. In the first quarter of fiscal year 2017 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.1 million in the first quarter of fiscal year 2017.

Integer sponsors a defined contribution 401(k) plan for its employees, in which the Company’s employees historically participated. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary match. Until the spin-off in the first quarter of fiscal year 2016 this match was 35% per dollar of participant deferral, up to 6% of the total compensation for each participant. The 401(k) compensation expense for the first quarter of fiscal year 2016 recognized in these condensed consolidated financial statements includes all of the compensation expenses directly attributable to Nuvectra employees. Direct costs related to this defined contribution plan allocated to the Company were $0.04 million in the first quarter of fiscal year 2016.

5.	OTHER OPERATING EXPENSES

Performance Restricted Stock Expense – As a result of the Spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance. Therefore, the remaining unvested expense totaling $469,000 as of March 14, 2016 was accelerated and expensed immediately.

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	March 31, 2017	December 30, 2016
Term loan	$16,163	$16,163
Deferred financing fees	(1,218)	(1,262)
Discount on debt	(1,080)	(1,157)
Total long-term debt	$13,865	$13,744

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

Credit Facility – The Company has a credit facility, as amended in February 2017 (the “Credit Facility”), that consists of (a) term loan facilities in an aggregate maximum principal amount of $40,000,000 comprised of (i) a $15,000,000 Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12,500,000 Term Loan B Commitment, which is available for draw June 30, 2017 through December 31, 2017, and (iii) a $12,500,000 Term Loan C Commitment, which is available for draw December 31, 2017 through June 30, 2018 (collectively, the “Term Loans”); and (b) a Revolving Line Commitment in a maximum principal amount of $5,000,000 (the “Revolving Loans” and collectively with the Term Loans, the “Loans”). Availability of the Term Loan B Commitment is subject to the Company achieving consolidated trailing six-month revenues of at least $13,500,000, and the availability of the Term Loan C Commitment is subject to the Company achieving consolidated trailing six-month revenues of at least $20,000,000. The Company has the right to draw on the Term Loan B and C Commitments within 60 days of achieving the applicable revenue threshold. The Revolving Line Commitment is subject to a borrowing base of 80% of the aggregate amount of eligible accounts receivable of the Company, which advance rate and eligibility criteria may be modified from time to time based on periodic collateral examinations.

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 7.65%. At March 31, 2017 the interest rate on borrowings under the term loan was 7.90%. The Company pays monthly accrued interest only on the Term Loans through December 2017 (or March 2018 if the Term Loan B Commitment is funded), and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 33 months (or 30 months if the Term Loan B Commitment is funded). At the maturity of the Term Loans, on September 1, 2020, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in substance discount and will be amortized using the straight-line method over the life of the loan. The Revolving Loans bear interest at a floating rate equal to the prime rate plus 3.45%, with a floor of 6.95%. The Company pays monthly accrued interest only on the Revolving Loans until maturity on March 18, 2018, at which time all principal on the Revolving Loans will be due and payable. There were no borrowings on the Revolving Loans as of March 31, 2017.

On March 18, 2016 the Company paid an arrangement fee of $1,125,000 to Piper Jaffray Companies (“Piper Jaffray”), which equals 2.50% of the aggregate principal amount of the Credit Facility, a commitment fee of $200,000 for all of the Term Loan A, B, and C Commitments, and one-half of a $25,000 commitment fee for the Revolving Loans, the remaining one-half of which was due and paid on the one year anniversary of the initial closing. In connection with the amendment dated February 14, 2017, the Company also paid an amendment fee of $25,000 plus expenses of the lenders. The Term Loan B Commitment and the Term Loan C Commitment are subject to a non-use fee of 2% of the amount of such commitment if the commitment becomes available, but the Company declines to borrow the Term Loans thereunder. If any Term Loans are voluntarily prepaid prior to their scheduled maturity, the Company must pay, in addition to the Final Payment, a prepayment fee equal to 3% of the prepaid principal if paid in the first year after the initial closing, 2% of the prepaid principal if paid in the second year after the initial closing, and 1% of the prepaid principal if paid thereafter.

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

As a condition to the lenders’ funding the Loans under the Credit Facility, concurrently with the funding under the Term Loan A Commitment on March 18, 2016, (i) the Company issued to Oxford Finance LLC a warrant to purchase 56,533 shares of Nuvectra common stock at an exercise price of $5.97 per share, which warrant is exercisable until March 18, 2026, and (ii) the Company issued to Silicon Valley Bank a warrant to purchase 56,533 shares of Nuvectra common stock at an exercise price of $5.97 per share, which warrant is exercisable until March 18, 2026. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt and as additional paid-in capital in the Consolidated Balance Sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount will be amortized over the term of the Term Loan A Commitment.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

Upon the funding of each of the Term Loan B Commitment and the Term Loan C Commitment, as applicable, Oxford Finance LLC and Silicon Valley Bank will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the Term Loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the trading price of Nuvectra common shares on the date of funding. The fair value of these future warrants as of March 31, 2017 was approximately $0.4 million and is recorded in other long-term liabilities in the Consolidated Balance Sheet. These warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be remeasured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled. See Note 10 “Fair Value Measurements” for additional information.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 30, 2016	$1,262
Additions during the period	42
Amortization during the period	(86)

At March 31, 2017	$1,218

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” the Company has presented debt issuance costs as a direct deduction from Long-Term Debt in the Consolidated Balance Sheet.

7.	INCOME TAXES

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

Pursuant to the terms of the tax matters agreement entered into with Integer at the time of the Spin-off, until March 14, 2018, the Company is prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in its capital stock that, when combined with any other acquisition of an interest in its capital stock that occurs after the Spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of its gross assets if such transfer, sale or other disposition would violate the rules and regulations of the Internal Revenue Service; (iii) liquidating its business or (iv) ceasing to maintain its active business. If the Company takes any of these actions and such actions result in tax-related costs for Integer, then the Company would generally be required to indemnify Integer for such costs. If the Company is unable to raise or is limited under the terms of the tax matters agreement with Integer from raising additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development plans.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

8.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. As of March 31, 2017, the total contractual obligation related to inventory purchase orders was approximately $12.4 million. As of March 31, 2017, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2017 are estimated at approximately $1.8 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the contracts generally contain clauses allowing for cancellation without significant penalty. The Company’s significant long-term obligations are operating leases on its facilities.

9.	EARNINGS (LOSS) PER SHARE (“EPS”)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the Company had no potentially dilutive securities outstanding for any of the periods presented.

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	April 1, 2016
Basic net loss per share:
Net loss	$(13,122)	$(7,142)
Weighted average common shares outstanding	10,335	10,258
Basic net loss per share	$(1.27)	$(0.70)
Diluted net loss per share:
Net loss	$(13,122)	$(7,142)
Weighted average common shares outstanding	10,335	10,258
Dilutive stock options, restricted stock and restricted stock units	—	—
Weighted average common shares outstanding – assuming dilution	10,335	10,258
Diluted net loss per share	$(1.27)	$(0.70)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,581	890

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of March 31, 2017, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants as of the date of issuance was approximately $0.5 million and was recorded as a long-term asset and a liability in the Consolidated Balance Sheet. The estimated fair value of the warrant liability will be revalued on a periodic basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to earnings. For the first quarter of fiscal year 2017, the Company recorded approximately $0.2 million in fair value adjustments. The estimated fair value of the warrants as of March 31, 2017 was approximately $0.4 million.

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available-for-sale and presented as current assets within Cash and Cash Equivalents on the balance sheet because of their original maturities of three months or less. Unrealized gains or losses for the periods presented are included in other comprehensive loss.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of March 31, 2017, the fair market value of marketable securities was approximately $44.1 million, all of which had original maturities of three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2017
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$27,567	$—	$27,567
Agency	Level 1	2,996	—	2,996
Financial	Level 2	5,910	(2)	5,908
Industrial	Level 2	7,615	—	7,615
Total		$44,088	$(2)	$44,086

		December 30, 2016
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$33,821	$—	$33,821
Government	Level 1	2,005	—	2,005
Financial	Level 2	8,064	(1)	8,063
Industrial	Level 2	11,125	(1)	11,124
Total		$55,015	$(2)	$55,013

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on the last day of each fiscal year, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.” During the first quarter of fiscal year 2017 and 2016, no impairment charges were recorded related to the Company’s Goodwill.

Warrants – In order to determine the fair value of the warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of March 18, 2016. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies.

The following table summarizes the assumptions as of March 31, 2017 used for estimating the fair value of the warrants classified as liability awards:

Risk-free interest rate	2.26%
Expected volatility	60.00%
Contractual term (in years)	10
Dividend yield	—%

11.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

As a new public entity, the Company commenced its first comprehensive annual operational planning process with its executive leadership team and board of directors in the fourth quarter of fiscal year 2016. As part of that process, the Company assessed its reporting structure and changed the composition of its reporting units. Following this process, based on information that is regularly reviewed by the Company’s chief operating decision maker, the Company now has two reportable segments consisting of: Nuvectra and NeuroNexus. The Company determined its new reporting units by identifying its operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management would regularly review the operating results of any components. Through this process, the Company identified two reporting units: Nuvectra and NeuroNexus.

Nuvectra is a neurostimulation company committed to helping physicians improve the lives of people with chronic neurological conditions. Algovita is the Company’s first commercial offering and is approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as SNS and DBS. Revenue includes development and engineering service fees and sales from the limited release of Algovita in the United States and Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, and Virtis TM, the second application of the Company’s neurostimulation technology platform and its first product for the SNS market.

NeuroNexus designs, manufactures and markets neural-interface technologies for the neuroscience clinical research market. Revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets.

An analysis and reconciliation of the Company’s product lines, business segments and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Product line sales:
Algovita	$3,387	$415
Neural interface components and systems	1,201	1,136
Development and engineering service	452	511
Total sales	$5,040	$2,062

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

	Three Months Ended
	March 31, 2017	April 1, 2016
Business segment sales:
Nuvectra	$3,839	$926
NeuroNexus	1,201	1,136
Total sales	$5,040	$2,062

	Three Months Ended
	March 31, 2017	April 1, 2016
Segment loss from operations:
Nuvectra	$(12,605)	$(6,901)
NeuroNexus	56	(182)
Total segment loss from operations	(12,549)	(7,083)
Unallocated operating expenses	—	—
Operating loss	(12,549)	(7,083)
Unallocated other expense, net	(573)	(59)
Loss before provision for income taxes	$(13,122)	$(7,142)

	Three Months Ended
	March 31, 2017	April 1, 2016
Sales by geographic area:
United States	$3,770	$664
Non-Domestic locations:
Switzerland	473	546
Germany	351	556
Rest of world	446	296

Total sales	$5,040	$2,062

All of the Company’s long-lived tangible assets are located in the United States.

12.	related party transactions

On March 14, 2016 the Company entered into, or amended, various agreements with Integer to effect the Spin-off and to provide a framework for the Company’s relationship with Integer going forward after the Spin-off including a supply agreement, license agreements, a separation and distribution agreement, a tax matters agreement, a transition services agreement and an employee matters agreement, which provided for the allocation between Nuvectra and Integer of assets, employees, liabilities and obligations (including PP&E, employee benefits, and tax-related assets and liabilities) attributable to the Company’s business for the period prior to, at, and after the Spin-off. Immediately prior to the completion of the Spin-off, Integer made a cash capital contribution to Nuvectra of $75.0 million.

Employee Benefit Plans – Certain of the Company’s employees historically participated in various Integer defined contribution and stock-based compensation plans. Compensation expense allocated to Nuvectra for these plans from Integer was based upon the costs directly attributable to Nuvectra employees. See Note 4 “Employee Benefit Plans” for additional information.

Supply Agreement – The Company has a supply agreement with Integer pursuant to which Integer manufactures Algovita and certain of its components. Total charges incurred under this supply agreement are included in cost of sales.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

13.	RECENTLY ISSUED ACCOUNTING STANDARDS

In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.” This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.   This update is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted ASU 2017-04 and will apply the guidance at its next annual impairment testing date or at an earlier date if a triggering event occurs.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends Accounting Standards Codification (“ASC") Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has adopted the guidance in this ASU in the first quarter of fiscal year 2017 on a prospective basis where permitted by the new standard. There has been no impact on the income taxes line item of the Company’s Condensed Consolidated Statements of Operations related to excess tax benefits upon vesting or settlement, no impact to its cash flow presentation and no impact to the computation of diluted earnings per share. Under the new guidance, the company has elected to account for forfeitures as they occur. Due to the Spin-off and related change to the Company’s equity incentive plans, this election did not result in an adjustment to the Company’s stock-based compensation expense. The adoption of ASU 2016-09 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. The guidance in this ASU became effective for the Company in the first quarter of fiscal year 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

      Not Yet Adopted

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. This update is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provision in the first quarter of fiscal 2018 using a prospective approach. The Company does not expect its pending adoption of ASU 2017-01 to have a material impact on its Condensed Consolidated Financial Statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

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

In February 2016, the FASB issued ASU 2016-02, “Leases” in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods), using a modified retrospective approach, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-9. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The purpose of ASU 2016-11 is to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments in ASU 2016-11 related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. In May 2016, the FASB also issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-9. The Company is currently assessing the financial impact of adopting these ASUs, and the methods of adoption and developing its transition plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements can be identified by the use of words such as, but not limited to: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “target,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “can,” “continue,” “could,” “should,” “would,” “will,” and similar expressions or references to future periods. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include: (i) our ability to successfully commercialize Algovita and to develop, complete and commercialize enhancements or improvements to Algovita; (ii) our ability to successfully compete with our current SCS competitors and the ability of our U.S. sales representatives to successfully establish market share and acceptance of Algovita, (iii) the uncertainty of obtaining regulatory approvals in the United States and Europe for our Virtis SNS system, (iv) our ability to successfully launch and commercialize the Virtis SNS system if it receives regulatory approval (v) our ability to demonstrate the features, perceived benefits and capabilities of Algovita to physicians and patients in competition with similar products already well established and sold in the SCS market; (vi) our ability to anticipate and satisfy customer needs and preferences and to develop, introduce and commercialize new products or advancements and improvements to Algovita in order to successfully meet our customers’ expectations; (vii) the outcome of our development plans for our neurostimulation technology platform, including our ability to identify additional indications or conditions for which we may develop neurostimulation medical devices or therapies and seek regulatory approval thereof; (viii) our ability to identify business development and growth opportunities and to successfully execute on our strategy, including our ability to seek and develop strategic partnerships with third parties to, among other things, fund clinical and development costs for new product offerings; (ix) the performance by our development partners, including Aleva Neurotherapeutics, S.A., of their obligations under their agreements with us; (x) the scope of protection for our intellectual property rights covering Algovita and other products using our neurostimulation technology platform, along with any product enhancements or improvements; (xi) our ability to successfully build, attract and maintain an effective commercial infrastructure and qualified sales force in the United States; (xii) our compliance with all regulatory and legal requirements regarding implantable medical devices and interactions with healthcare professionals; (xiii) any product recalls, or the receipt of any warning letters, mandatory corrections or fines from any governmental or regulatory agency; and (xiv) our ability to satisfy the conditions and covenants, including trailing six month revenue milestones, of our Credit Facility. Factors that could cause or contribute to such differences include, but are not limited to, those included in the section entitled “Risk Factors” in Nuvectra’s Annual Report on Form 10-K for the fiscal year ended December 30, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

Our Business

Nuvectra is a neurostimulation medical device company focused on the development and commercialization of our neurostimulation technology platform for the treatment of various disorders through stimulation of tissues associated with the nervous system. Our neurostimulation technology platform has the capability to provide treatment to patients in several established neurostimulation markets, including SCS, SNS, DBS, and other emerging neurostimulation markets.

Our Algovita™ SCS system, or Algovita, is the first application of our neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and limbs. Algovita received premarket approval from the FDA in November 2015, and we commercially launched Algovita in the United States during the first half of 2016. Outside of the United States, Algovita obtained CE mark approval in June 2014 and is indicated for the treatment of chronic intractable pain of the trunk or limbs. Algovita is reimbursable under existing SCS codes in the United States, the European Union (“EU”) and Australia, and has been commercially available to patients in Germany and several other European countries since November 2014.

We have also developed our existing platform for use in the SNS market and have filed regulatory submissions with the FDA and CE Mark authorities in January 2017 and December 2016, respectively, for Virtis™, the Company’s SNS system for the treatment of chronic urinary retention and the symptoms of overactive bladder. In addition, in early 2016, we entered into a development agreement with Aleva Neurotherapeutics S.A. (“Aleva”). This agreement provided that we would leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development and is subject to Aleva receiving sufficient financing, the outcome of which may impact our development work through 2017.

Our results also include the operations of our subsidiary NeuroNexus. NeuroNexus works closely with researchers to develop and refine new tools that aid and advance neuroscience research. NeuroNexus designs, manufactures and sells neural interface systems including high quality, high density microelectrode arrays, custom designed probes, electrode instrumentation and accessories. In addition, the NeuroNexus team possesses years of neuroscience research experience to help facilitate successful research projects and provide insight to minimize known challenges. We intend to incorporate certain of NeuroNexus’ technologies into our neurostimulation technology platform.

Our revenues include sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees, and Algovita. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our launch commercially in the United States, VirtisTM, the second application of our neurostimulation technology platform and our first product for the SNS market, and, from time to time, may also include technology licensing fees, development and engineering service fees, and royalty fees.

Our Customers

Algovita was designed to provide pain management solutions to patients who have evolving requirements and needs. We are still developing our customer base for Algovita, which includes distributors in Europe and hospitals, surgery centers and medical facilities in the U.S. served through a direct sales force and third-party distributors; therefore, the nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Our NeuroNexus customers include institutions, scientists or universities throughout the world who perform research for the neuroscience and clinical markets. Additionally, our customers include a company in the DBS market serviced through a strategic development agreement.

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

In early 2016, we entered into a development agreement with Aleva. This agreement provided that we would leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. Under its shareholders’ agreement with Aleva, certain privileges that Integer assigned to Nuvectra at the time of the Spin-off may be terminated if Integer does not fund a second tranche equity investment in Aleva as obligated under certain circumstances, including the right to receive a technology access success fee and an additional payment if Aleva were sold, sold its assets or were otherwise liquidated. If Aleva is able to obtain sufficient financing from another source, and we complete development of a DBS system to treat Parkinson’s disease for Aleva, we expect that Aleva will continue to commercialize the DBS system. If it does so and is successful, we would receive royalties on the sale of these DBS systems and components. However, if Aleva is unable to obtain sufficient financing from another source, it may choose to discontinue or alter its arrangement with us to continue development of a DBS system. That could end or decrease the revenue we realize from our development efforts.

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

Our Financial Results

Prior to fiscal year 2017, we utilized a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of our 2016 fiscal year contained 13 weeks and ended on April 1, 2016. Beginning with fiscal year 2017, the Company utilizes a calendar year fiscal year. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	March 31,	April 1,	Change
	2017	2016	$	%
Sales:
Algovita	$3,387	$415	$2,972	716%
Neural interface components and systems	1,201	1,136	65	6%
Development and engineering services	452	511	(59)	(12%)
Total sales	5,040	2,062	2,978	144%
Cost of sales	2,411	1,055	1,356	129%
Gross profit	2,629	1,007	1,622	161%
Gross profit as a % of sales	52.2%	48.8%
Selling, general and administrative expenses (SG&A)	10,805	4,085	6,720	165%
SG&A as a % of total operating expenses	71.2%	50.5%
Research, development and engineering costs, net (RD&E)	4,373	3,536	837	24%
RD&E as a % of total operating expenses	28.8%	43.7%
Other operating expenses	—	469	(469)	(100%)
Operating loss	(12,549)	(7,083)	(5,466)	77%
Interest expense, net	370	59	311	527%
Other expense, net	203	—	203	100%
Provision for income taxes	—	—	—	—
Effective tax rate	0.0%	0.0%
Net loss	$(13,122)	$(7,142)	$(5,980)	84%
Diluted loss per share	$(1.27)	$(0.70)	$(0.57)	82%

Sales

Algovita. The primary factor behind the 716% increase in sales from the first quarter of 2016 to the first quarter of 2017 was due to sales as a result of the commercial launch of Algovita in the United States during the first quarter of 2016. We expect to continue to develop our worldwide sales organization for Algovita consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States to support future growth.

Neural Interface Components and Systems. Neural interface components and systems are related to our NeuroNexus segment and consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. The primary factor behind the 6% increase in sales from the first quarter of 2016 to the first quarter of 2017 was due to increased volume of component sales. Price fluctuations did not have a significant impact on sales for the periods presented.

Development and Engineering Service. We recognized $0.5 million of development and engineering services revenue during the first quarter of both fiscal year 2017 and 2016. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 129% increase in cost of sales from the first quarter of 2016 to the first quarter of 2017 was the increase in revenue. We expect that our cost of sales will continue to increase as our sales continue to grow.

From the first quarter of 2016 to the first quarter of 2017 our gross profit increased $1.6 million or 161%, and our gross profit as a percentage of sales, or gross margin, increased to 52.2% in the first quarter of 2017 from 48.8% the first quarter of 2016. These increases were primarily due to an increase in Algovita volume.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $6.7 million, or 165%, from the first quarter of 2016 to the first quarter of 2017. This increase was primarily the result of an increase in personnel-related expenses as we have continued to build our worldwide sales organization and establish corporate support functions as an independent publicly-traded company.

Going forward, we expect SG&A expenses to stabilize as we have now primarily established our worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States.

Research, Development and Engineering Costs, Net

Research, development and engineering (“RD&E”) costs primarily include salary and employee benefits for our specialists in software engineering, mechanical engineering, electrical engineering, and graphical user interface design. Many of these specialists have considerable experience in neurostimulation-related products. Additionally, RD&E includes design verification testing expenses, which include salary and employee benefits for our engineers who test the design and materials used in our medical devices. RD&E also includes salary, benefits and other personnel-related expenses for our regulatory, quality and clinical affairs employees.

RD&E costs for the first quarter of fiscal year 2017 increased $0.8 million, or 24%, compared to the first quarter of fiscal year 2016. This increase was primarily due to increased regulatory consulting expenses and fees.

As we must continually strive to anticipate and meet our customers’ and patients’ evolving needs and preferences, we expect to continue to invest in product development, product enhancements and improvements and future clinical studies to further develop and update our existing technologies and to expand the features offered in Algovita. We also intend to continue to pursue strategic partnerships to fund clinical and development costs, in part or in full, of new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, obtain assistance in performing clinical studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Other Operating Expenses

As a result of the Spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance. Therefore, the remaining unvested expense totaling $469,000 as of March 14, 2016 was accelerated and expensed immediately.

Interest Expense, Net

Interest expense, net for the first quarter of fiscal year 2017 and the first quarter of fiscal year 2016 was $0.4 million and $0.1 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our credit facility was $0.5 million and $0.1 million for the first quarter of fiscal year 2017 and the first quarter of fiscal year 2016, respectively. Interest income from investments was $0.1 million for the first quarter of fiscal year 2017. There was no such interest income for the first quarter of fiscal year 2016. For additional information, see Note 6 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Other Expense, Net

Other expense, net for the first quarter of fiscal year 2017 related to the revaluation of our warrant liability due to the change in the estimated fair value.

Provision for Income Taxes

During the first quarters of fiscal years 2017 and 2016, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. Accordingly, we made no provision for income taxes for the first quarters of fiscal years 2017 and 2016. See Note 7 “Income Taxes” of the notes to our Condensed Consolidated Financial Statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future.

Immediately prior to the completion of the Spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have been using for the continued development and commercialization of Algovita, development of Virtis, and general corporate purposes. This cash capital contribution, together with our cash on hand, cash generated from operations, and borrowings under our credit facility, as amended, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is in an amount that we estimate will, based on our current plans and expectations, meet our cash needs for at least the next twelve months. We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past sought, and may in the future seek, to explore strategic alternatives to finance our business plan, including but not limited to, a public offering of our common stock, private equity or debt financings, or other sources, such as strategic partnerships.  We may elect to make near-term decisions, including engaging in various capital generating initiatives, to provide liquidity. If we are unable to raise or are limited under the terms of the tax matters agreement with Integer from raising additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans. We are also focusing on increasing the sales of our products to generate cash flow to fund our operations. However, there can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing.

Pursuant to the terms of the tax matters agreement with Integer, until March 14, 2018, we are prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in our capital stock that, when combined with any other acquisition of an interest in our capital stock that occurs after the Spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of our gross assets if such transfer, sale or other disposition would violate the IRS’s rules and regulations; (iii) liquidating our business or (iv) ceasing to maintain our active business. If we take any of these actions and such actions result in tax-related costs for Integer, then we would generally be required to indemnify Integer for such costs. If we are unable to raise or are limited under the terms of the tax matters agreement with Integer from raising additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans.

Currently, we expect our research and development expenses for fiscal year 2017 to be between approximately $15 million and $20 million. These expenditures are primarily to continue our research and development program to enhance and improve Algovita and Virtis and to continue to develop our neurostimulation technology platform for uses in indications outside of SCS. We expect to finance our expenditures using the cash on-hand from the Integer capital contribution and from internally generated funds. We may increase, decrease or re-allocate our anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

Consolidated Cash Flows

Net cash used in operating activities was $15.1 million compared to a net loss of $13.1 million for the first quarter of fiscal year 2017. Net cash used in operating activities was $3.5 million compared to a net loss of $7.1 million for the first quarter of fiscal year 2016. The primary components driving the change in cash used in operating activities was the increase in our net loss from operations (adjusted to exclude non-cash charges) and changes in working capital accounts. Writedowns of excess and obsolete inventories increased by $0.2 million in fiscal year 2017. There were no material inventory balances as of April 1, 2016 and thus no writedowns during the first quarter of fiscal year 2016. Stock-based compensation decreased by $0.2 million in fiscal year 2017. As a result of the Spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance; therefore, the remaining unvested expense totaling $469,000 as of March 14, 2016 was accelerated and expensed immediately. No such accelerated expense was recognized in fiscal year 2017. This decrease was partially offset by an increase related to new equity grants under our Nuvectra Corporation 2016 Equity Incentive Plan. See Note 4 “Employee Benefit Plans” of the notes to the Condensed Consolidated Financial Statements for additional information on stock-based compensation. Debt related amortization included in interest expense increased by $0.1 million in fiscal year 2017. The increase was equally related to amortization of our deferred financing fees and discount on debt. See Note 6 “Debt” of the notes to the Condensed Consolidated Financial Statements for additional information on debt related amortization.

Net cash used in investing activities was $0.5 million for the first quarter of fiscal year 2017 compared to $0.7 million for the first quarter of fiscal year 2016. Cash used in investing activities related to the purchases of property, plant, and equipment. As of March 31, 2017 we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of fiscal year 2017 are estimated at approximately $1.8 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility.

Net cash provided by financing activities was $7,000 for the first quarter of fiscal year 2017 compared to $94.3 million for the first quarter of fiscal year 2016. Cash provided by financing activities in fiscal year 2017 was composed of proceeds from the exercise of stock options partially offset by the payment of debt issuance costs. Cash provided by financing activities in fiscal year 2016 was composed of the investment provided by Integer that was partially offset by the repurchase of non-controlling interests in Algostim and PelviStim, which was funded by a cash contribution from Integer, and $15 million of borrowings under our credit facility partially offset by $0.3 million of debt issuance costs.

Credit Facility

The Credit Facility, consists of (a) term loan facilities in an aggregate maximum principal amount of $40 million comprised of (i) a $15 million Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12.5 million Term Loan B Commitment, which is available from June 30, 2017 through December 31, 2017, and (iii) a $12.5 million Term Loan C Commitment, which is available from December 31, 2017 through June 30, 2018; and (b) a Revolving Line Commitment in a maximum principal amount of $5 million. Availability of the Term Loan B Commitment is subject to us achieving consolidated trailing six-month revenues of at least $13.5 million, and the availability of the Term Loan C Commitment is subject to us achieving consolidated trailing six-month revenues of at least $20 million. We have the right to borrow on the Term Loan B and C Commitments within 60 days of achieving the applicable revenue threshold. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%. At March 31, 2017 the interest rate on borrowings under the term loan was 7.90%. The Credit Facility provides for interest-only payments on outstanding term loan borrowings for 21 months after the first borrowing, if the Term Loan B Commitment is not drawn, or 24 months after the first borrowing, if the Term Loan B Commitment is drawn, followed by 33 months, if the Term Loan B Commitment is not drawn, or 30 months, if the Term Loan B Commitment is drawn, of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

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

On March 18, 2016, under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the term loan and the revolving line of credit. We also paid a fee of $25,000 plus the expenses of the lenders when we amended the Credit Facility in February 2017. In addition, we will pay a final payment fee in an amount equal to 7.75% of the funded amount of the term loan, which final payment fee is due at the time of the final principal payment for the Credit Facility or upon early termination of the Credit Facility. If we satisfy the conditions and covenants to allow for drawing on the Term Loan B and C Commitments, but do not draw upon such commitment prior to the availability expiration date, we will pay a non-use fee of 2.00% of the unfunded amount of such commitment.

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

On March 18, 2016, in connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee of $1,125,000, which equals 2.50% of the aggregate principal amount of the Credit Facility.

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

Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 13 “Recently Issued Accounting Standards” of the notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – There have been no material changes from the Company’s interest rate risk as previously disclosed in the Company’s Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

During the first quarter of 2017, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system was part of a key initiative to replace the ERP and transition outsourced services provided to us by Integer under our transition services agreement and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, the Company maintained its internal control design by changing detailed key controls to achieve all key financial reporting assertions. Other than the ERP implementation, during the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K.

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

10.1

Executive Employment Agreement, dated January 13, 2017, between Nuvectra Corporation and Mr. Scott Drees (filed as Exhibit 10.1 to our Current Report on Form 8-K on January 17, 2017, and incorporated herein by reference)

10.2

Executive Employment Agreement, dated January 13, 2017, between Nuvectra Corporation and Mr. Walter Berger (filed as Exhibit 10.2 to our Current Report on Form 8-K on January 17, 2017, and incorporated herein by reference)

10.3

First Amendment to Loan and Security Agreement, dated February 14, 2017, among Nuvectra Corporation, Algostim LLC, Pelvistim LLC, Neuronexus Technologies, Inc. and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K on February 14, 2017, and incorporated herein by reference)

10.4

Amendment to the Development Agreement, dated March 30, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 4, 2017, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

100.INS	XBRL Instance Document*

100.SCH	XBRL Extension Schema Document*

100.CAL	XBRL Extension Calculation Linkbase Document*

100.LAB	XBRL Extension Label Linkbase Document*

100.PRE	XBRL Extension Presentation Linkbase Document*

100.DEF	XBRL Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVECTRA CORPORATION

Date: May 9, 2017	/s/ Scott F. Drees
Scott F. Drees
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	/s/ Walter Z. Berger
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

10.1

Executive Employment Agreement, dated January 13, 2017, between Nuvectra Corporation and Mr. Scott Drees (filed as Exhibit 10.1 to our Current Report on Form 8-K on January 17, 2017, and incorporated herein by reference)

10.2

Executive Employment Agreement, dated January 13, 2017, between Nuvectra Corporation and Mr. Walter Berger (filed as Exhibit 10.2 to our Current Report on Form 8-K on January 17, 2017, and incorporated herein by reference)

10.3

First Amendment to Loan and Security Agreement, dated February 14, 2017, among Nuvectra Corporation, Algostim LLC, Pelvistim LLC, Neuronexus Technologies, Inc. and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our Current Report on Form 8-K on February 14, 2017, and incorporated herein by reference)

10.4

Amendment to the Development Agreement, dated March 30, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 4, 2017, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

100.INS	XBRL Instance Document*

100.SCH	XBRL Extension Schema Document*

100.CAL	XBRL Extension Calculation Linkbase Document*

100.LAB	XBRL Extension Label Linkbase Document*

100.PRE	XBRL Extension Presentation Linkbase Document*

100.DEF	XBRL Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.