Form 10-Q
period 2017-06-30
Nuvectra Corp
filed 2017-08-08
CIK 1648893

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 10,700,000.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended June 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	June 30, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34,424	$63,710
Trade accounts receivable, net of allowance for doubtful accounts of $225 in fiscal 2017 and $10 in fiscal 2016	5,026	3,177
Inventories	3,542	5,233
Prepaid expenses and other current assets	1,136	443
Total current assets	44,128	72,563
Property, plant and equipment, net	6,338	6,317
Intangible assets, net	1,570	1,714
Goodwill	38,182	38,182
Other long-term assets	526	526
Total assets	$90,744	$119,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,285	$9,928
Accrued liabilities	2,853	3,355
Accrued compensation	3,977	2,757
Short-term debt	1,500	—
Total current liabilities	11,615	16,040
Other long-term liabilities	1,209	940
Long-term debt, net	12,529	13,744
Total liabilities	25,353	30,724

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,489,091 and 10,319,627 shares issued and outstanding in fiscal 2017 and fiscal 2016, respectively	10	10
Additional paid-in capital	122,977	121,806
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(57,596)	(33,236)
Total stockholders’ equity	65,391	88,578

Total liabilities and stockholders’ equity	$90,744	$119,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales:
Product	$6,665	$1,890	$11,253	$3,441
Service	558	664	1,010	1,175
Total sales	7,223	2,554	12,263	4,616
Cost of sales:
Product	3,273	927	5,374	1,728
Service	266	336	576	590
Total cost of sales	3,539	1,263	5,950	2,318
Gross profit	3,684	1,291	6,313	2,298
Operating expenses:
Selling, general and administrative expenses	11,186	6,094	21,991	10,179
Research, development and engineering costs, net	3,221	3,447	7,594	6,983
Other operating expenses	—	—	—	469
Total operating expenses	14,407	9,541	29,585	17,631
Operating loss	(10,723)	(8,250)	(23,272)	(15,333)
Interest expense, net	398	464	768	523
Other expense, net	117	47	320	47
Loss before provision for income taxes	(11,238)	(8,761)	(24,360)	(15,903)
Provision for income taxes	—	—	—	—
Net loss	$(11,238)	$(8,761)	$(24,360)	$(15,903)

Other comprehensive gain:
Unrealized holding gain on investments arising during period	2	—	2	—
Other comprehensive gain	2	—	2	—
Comprehensive loss	$(11,236)	$(8,761)	$(24,358)	$(15,903)

Basic and diluted net loss per share	$(1.07)	$(0.85)	$(2.34)	$(1.55)
Basic and diluted weighted average shares outstanding	10,458	10,266	10,396	10,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net loss	$(24,360)	$(15,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	215	—
Writedowns of excess and obsolete inventories	203	—
Depreciation and amortization	755	938
Debt related amortization included in interest expense	327	188
Stock-based compensation	1,105	1,251
Loss on disposal of property, plant and equipment	—	21
Changes in operating assets and liabilities:
Trade accounts receivable	(2,064)	(1,607)
Inventories	1,488	(836)
Prepaid expenses and other current assets	(693)	(608)
Other long-term assets	—	(526)
Accounts payable and other current liabilities	(7,161)	7,602
Accrued compensation	1,220	831
Other long-term liabilities	269	657
Net cash used in operating activities	(28,696)	(7,992)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(614)	(1,819)
Net cash used in investing activities	(614)	(1,819)
Cash flows from financing activities:
Borrowings under credit facility	—	15,000
Purchase of non-controlling interests	—	(6,818)
Net funding and capital contribution provided by Integer	—	86,421
Proceeds from the exercise of stock options	66	59
Payment of debt issuance costs	(42)	(1,528)
Net cash provided by financing activities	24	93,134
Net (decrease) increase in cash and cash equivalents	(29,286)	83,323
Cash and cash equivalents, beginning of period	63,710	202
Cash and cash equivalents, end of period	$34,424	$83,525

Supplemental Disclosure of Cash Flow Information:
Acquisition of property, plant and equipment accrued not paid	$18	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
At December 30, 2016	10,320	$10	$121,806	$(33,236)	$(2)	$88,578
Option exercises	15	—	66	—	—	66
Restricted stock issued, net of stock forfeited	154	—	—	—	—	—
Stock-based compensation	—	—	1,105	—	—	1,105

Unrealized holding period gain	—	—	—	—	2	2
Net loss	—	—	—	(24,360)	—	(24,360)

At June 30, 2017	10,489	$10	$122,977	$(57,596)	$—	$65,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Nuvectra Corporation, together with its wholly-owned subsidiaries (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) NeuroNexus Technologies, Inc. (“NeuroNexus”) (collectively “Nuvectra” or the “Company”), is a neurostimulation company committed to helping physicians improve the lives of people with chronic neurological conditions. The Algovita® Spinal Cord Stimulation (“SCS”) System (“Algovita”) is the Company’s first commercial offering and is Conformité Européene (“CE”) marked and United States Food & Drug Administration (“FDA”) approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as sacral neuromodulation (“SNM”) for the treatment of overactive bladder and deep brain stimulation (“DBS”) for the treatment of Parkinson’s Disease. In addition, the Company’s NeuroNexus subsidiary designs, manufactures and markets neural-interface technologies for the neuroscience clinical research market.

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

Liquidity and Capital Resources – The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future. Immediately prior to completion of the Spin-off, Integer made a cash capital contribution to Nuvectra of $75 million. This cash capital contribution, together with the Company’s cash on hand, cash generated from sales, and borrowings under its credit facility, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for at least the next twelve months. Based on the Company’s sequential quarterly revenue growth since the commercial release of its Algovita system into the United States market, and on its expectations of future and continued revenue growth, the Company believes that it should be able to achieve these trailing six month revenue milestones during the relevant periods, although there can be no assurances that the Company will be able to do so due to unforeseen obstacles that may negatively affect its business. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past sought, and may in the future seek, to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships. The Company may elect to make near-term decisions, including engaging in various capital generating initiatives, to provide additional liquidity. If the Company is unable to raise or is limited under the terms of the tax matters agreement with Integer from raising additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development plans. The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Fiscal Year End – Prior to fiscal year 2017, the Company utilized a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter and first six month periods of fiscal year 2016 contained 13 weeks and 26 weeks, respectively, and ended on July 1, 2016 and the Company’s year end was December 30, 2016. Beginning in fiscal year 2017, the Company utilizes a calendar year end.

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

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Inventories – The value of inventories, comprised solely of finished goods, are stated at the lesser of net realizable value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, management must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to unpredictability of trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management must make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Writedowns of excess and obsolete inventories were $0.05 million and $0 in the second quarter of fiscal years 2017 and 2016, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

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

Goodwill Valuation – The Company tests its goodwill balances for impairment on the last day of each fiscal year, or more frequently if certain indicators are present or changes in circumstances, as described above, suggest that impairment may exist. When evaluating goodwill for impairment, the Company compares the fair value of a reporting unit with its carrying amount. The Company recognizes an impairment charge for the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test is used to identify goodwill impairment and measure the amount for a goodwill impairment to be recognized, if any. On December 30, 2016, following its reassessment of its reporting units and reallocation of goodwill on a relative fair value basis, the Company conducted the first step of the two-step approach for all reporting units. Upon completing the first step of the goodwill impairment test, the Company determined that the fair value of both reporting units exceeded their carrying value by 4.5% for the Nuvectra reporting unit and 34.1% for the NeuroNexus reporting unit. As of June 30, 2017 the Company also determined that it was more likely than not that the fair value of both reporting units exceeded their carrying value.

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

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

Service revenue is recognized as the services are performed. The Company’s development services are typically provided on a fixed-fee basis. The revenues for such longer duration projects are typically recognized using the proportional performance method. In using the proportional performance method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Estimating total contract effort and progress to completion on the arrangements, as well as whether a loss is expected to be incurred on the contract, requires significant judgment. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangements to establish these estimates. Various uncertainties may or may not be within the Company’s control. Deferred revenue consists primarily of service revenue not yet performed.

Subsequent Events – The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

2.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2017
Technology and patents	$1,058	$(561)	$497
Customer lists	1,869	(796)	1,073
Total intangible assets	$2,927	$(1,357)	$1,570

At December 30, 2016
Technology and patents	$1,058	$(498)	$560
Customer lists	1,869	(715)	1,154
Total intangible assets	$2,927	$(1,213)	$1,714

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of sales	$31	$27	$63	$55
Selling, general and administrative expenses	41	40	81	80
Total intangible asset amortization expense	$72	$67	$144	$135

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2017	$142
2018	298
2019	293
2020	209
2021	194
Thereafter	434
Total estimated amortization expense	$1,570

3.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	June 30, 2017	December 30, 2016
Research and development	$547	$165
Inventory	408	547
Regulatory, clinical and quality	405	640
Operations engagement fee	200	600
Sales and marketing	164	—
Warranty reserve	154	98
Deferred revenue	148	—
Legal	125	98
Information technology system and infrastructure implementations	120	327
Interest	102	99
Sales and use tax	55	56
Travel and entertainment	—	285
Accrued other	425	440
Total accrued liabilities	$2,853	$3,355

4.	EMPLOYEE BENEFIT PLANS

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

During the six months ended June 30, 2017, the Compensation Committee granted equity awards aggregating 538,502 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three and six months ended June 30, 2017 was approximately $0.5 million and $0.9 million, respectively.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

During the six months ended July 1, 2016, the Compensation Committee granted equity awards aggregating 791,238 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three and six months ended July 1, 2016 was approximately $0.4 million and $0.4 million, respectively.

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Integer and prior to the Spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three-year period and are settled in shares of Integer common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Integer equity incentives. In addition, certain incentive awards that were originally granted under an Integer equity incentive award plan adjusted into an incentive award of Nuvectra common stock at the time of the Spin-off. Compensation cost related to these Integer equity incentives was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. Compensation cost related to these Integer equity incentives was approximately $0.1 million and $0.8 million for the three and six months ended July 1, 2016, respectively.

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Stock options	$239	$185	$410	$248
Restricted stock and restricted stock units	389	360	695	1,003
Total stock-based compensation expense	$628	$545	$1,105	$1,251

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Selling, general and administrative expense	$542	$453	$984	$619
Research, development and engineering costs, net	86	92	121	163
Other operating expenses	—	—	—	469
Total stock-based compensation expense	$628	$545	$1,105	$1,251

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan were as follows:

	Three Months Ended		Six Months Ended

	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Weighted average fair value	$3.61	$4.50	$3.57	$4.50
Risk-free interest rate	2.04%	1.72%	2.06%	1.72%
Expected volatility	55%	55%	55%	55%
Holding period (in years)	6	10	6	10
Expected dividend yield	—%	—%	—%	—%

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The following table summarizes the stock option activity during the first six months of fiscal year 2017:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2016	873,992	$6.49
Granted	332,469	6.74
Exercised	(16,007)	4.91
Forfeited or expired	(28,880)	7.79
Outstanding at June 30, 2017	1,161,574	$6.55	6.52	$7,813,773
Exercisable at June 30, 2017	616,615	$6.14	4.02	$4,399,729

The Company received proceeds totaling $66,000 upon the exercise of 16,007 stock options during the first six months of fiscal year 2017.

The following table summarizes the restricted stock and restricted stock unit activity during the first six months of fiscal year 2017:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	551,224	$6.90
Granted	206,033	6.67
Vested	(146,754)	6.47
Forfeited	(73,353)	6.47
Nonvested at June 30, 2017	537,150	$6.86

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan (the “Bonus Plan”) provides for both annual discretionary defined contribution cash bonuses and performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in some instances, members of the Board of Directors. Compensation cost related to the Bonus Plan for the three and six months ended June 30, 2017 were approximately $0.6 million and $1.3 million, respectively. Compensation cost related to the Bonus Plan for the three and six months ended July 1, 2016 were approximately $0.3 million and $1.0 million, respectively.

Defined Contribution Plans – The Company sponsors a defined contribution 401(k) plan for its employees. The plan provides for the deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a discretionary match. For the three and six months ended June 30, 2017 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.07 million and $0.1 million for the three and six months ended June 30, 2017, respectively.

Integer sponsors a defined contribution 401(k) plan for its employees, in which the Company’s employees historically participated. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary match. Until the spin-off in the first quarter of fiscal year 2016 this match was 35% per dollar of participant deferral, up to 6% of the total compensation for each participant. The 401(k) compensation expense for the first quarter of fiscal year 2016 recognized in these condensed consolidated financial statements includes all of the compensation expenses directly attributable to Nuvectra employees. Direct costs related to this defined contribution plan allocated to the Company were $0.03 million and $0.07 million for the three and six months ended July 1, 2016, respectively.

5.	OTHER OPERATING EXPENSES

Performance Restricted Stock Expense – As a result of the Spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance. Therefore, the remaining unvested expense totaling $469,000 as of March 14, 2016 was accelerated and expensed immediately.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	June 30, 2017	December 30, 2016
Term loan	$16,163	$16,163
Deferred financing fees	(1,131)	(1,262)
Discount on debt	(1,003)	(1,157)
Total debt	14,029	13,744
Less current portion of long-term debt	1,500	—
Total long-term debt	$12,529	$13,744

Credit Facility – The Company has a credit facility, as amended in February 2017 (the “Credit Facility”), that consists of (a) term loan facilities in an aggregate maximum principal amount of $40,000,000 comprised of (i) a $15,000,000 Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12,500,000 Term Loan B Commitment, which is available for draw June 30, 2017 through December 31, 2017, and (iii) a $12,500,000 Term Loan C Commitment, which is available for draw December 31, 2017 through June 30, 2018 (collectively, the “Term Loans”); and (b) a Revolving Line Commitment in a maximum principal amount of $5,000,000 (the “Revolving Loans” and collectively with the Term Loans, the “Loans”). Availability of the Term Loan B Commitment is subject to the Company achieving consolidated trailing six-month revenues of at least $13,500,000, and the availability of the Term Loan C Commitment is subject to the Company achieving consolidated trailing six-month revenues of at least $20,000,000. Based on the Company’s sequential quarterly revenue growth since the commercial release of its Algovita system into the United States market, and on its expectations of future and continued revenue growth, the Company believes that it should be able to achieve these consolidated trailing six-month revenue thresholds during the relevant periods, although there can be no assurances that the Company will be able to do so due to unforeseen obstacles that may negatively affect its business. The Company has the right to draw on the Term Loan B and C Commitments within 60 days of achieving the applicable revenue threshold. The Revolving Line Commitment is subject to a borrowing base of 80% of the aggregate amount of eligible accounts receivable of the Company, which advance rate and eligibility criteria may be modified from time to time based on periodic collateral examinations.

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 7.65%. At June 30, 2017 the interest rate on borrowings under the term loan was 8.15%. The Company pays monthly accrued interest only on the Term Loans through December 2017 (or March 2018 if the Term Loan B Commitment is funded), and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 33 months (or 30 months if the Term Loan B Commitment is funded). At the maturity of the Term Loans, on September 1, 2020, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in substance discount and will be amortized using the straight-line method over the life of the loan. The Revolving Loans bear interest at a floating rate equal to the prime rate plus 3.45%, with a floor of 6.95%. The Company pays monthly accrued interest only on the Revolving Loans until maturity on March 18, 2018, at which time all principal on the Revolving Loans will be due and payable. There were no borrowings on the Revolving Loans as of June 30, 2017.

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

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

Upon the funding of each of the Term Loan B Commitment and the Term Loan C Commitment, as applicable, Oxford Finance LLC and Silicon Valley Bank will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the Term Loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the trading price of Nuvectra common shares on the date of funding. The fair value of these future warrants as of June 30, 2017 was approximately $0.6 million and is recorded in other long-term liabilities in the Consolidated Balance Sheet. These warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be remeasured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled. See Note 10 “Fair Value Measurements” for additional information.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 30, 2016	$1,262
Additions during the period	42
Amortization during the period	(173)

At June 30, 2017	$1,131

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

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. As of June 30, 2017, the total contractual obligation related to inventory purchase orders was approximately $9.3 million. As of June 30, 2017, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2017 are estimated at approximately $1.6 million and will primarily be financed by existing cash and cash equivalents, cash generated from sales, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the contracts generally contain clauses allowing for cancellation without significant penalty. The Company’s significant long-term obligations are operating leases on its facilities.

9.	EARNINGS (LOSS) PER SHARE (“EPS”)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the Company had no potentially dilutive securities outstanding for any of the periods presented.

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Basic net loss per share:
Net loss	$(11,238)	$(8,761)	$(24,360)	$(15,903)
Weighted average common shares outstanding	10,458	10,266	10,396	10,262
Basic net loss per share	$(1.07)	$(0.85)	$(2.34)	$(1.55)
Diluted net loss per share:
Net loss	$(11,238)	$(8,761)	$(24,360)	$(15,903)
Weighted average common shares outstanding	10,458	10,266	10,396	10,262
Dilutive stock options, restricted stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – assuming dilution	10,458	10,266	10,396	10,262
Diluted net loss per share	$(1.07)	$(0.85)	$(2.34)	$(1.55)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,812	1,652	1,812	1,652

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of June 30, 2017, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants as of the date of issuance was approximately $0.5 million and was recorded as a long-term asset and a liability in the Consolidated Balance Sheet. The estimated fair value of the warrant liability will be revalued on a periodic basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to earnings. During the six months ended June 30, 2017, the Company recorded approximately $0.3 million in fair value adjustments. The estimated fair value of the warrants as of June 30, 2017 was approximately $0.6 million.

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available-for-sale and presented as current assets within Cash and Cash Equivalents on the balance sheet because of their original maturities of three months or less. Unrealized gains or losses for the periods presented are included in other comprehensive loss.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of June 30, 2017, the fair market value of marketable securities was approximately $30.2 million, all of which had original maturities of three months or less.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		June 30, 2017
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$16,665	$—	$16,665
Agency	Level 1	4,495	—	4,495
Financial	Level 2	5,993	—	5,993
Industrial	Level 2	2,999	—	2,999
Total		$30,152	$—	$30,152

		December 30, 2016
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$33,821	$—	$33,821
Government	Level 1	2,005	—	2,005
Financial	Level 2	8,064	(1)	8,063
Industrial	Level 2	11,125	(1)	11,124
Total		$55,015	$(2)	$55,013

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

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on the last day of each fiscal year, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.” During the second quarter and first six months of fiscal year 2017 and 2016, no impairment charges were recorded related to the Company’s Goodwill.

Warrants – In order to determine the fair value of the warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of March 18, 2016. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies.

The following table summarizes the assumptions as of June 30, 2017 used for estimating the fair value of the warrants classified as liability awards:

Risk-free interest rate	2.16%
Expected volatility	55.00%
Contractual term (in years)	10
Dividend yield	—%

11.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

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

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Nuvectra is a neurostimulation company committed to helping physicians improve the lives of people with chronic neurological conditions. Algovita is the Company’s first commercial offering and is approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as SNM for the treatment of overactive bladder and DBS for the treatment of Parkinson’s Disease. Revenue includes development and engineering service fees and sales from the limited release of Algovita in the United States and Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, and Virtis TM, the second application of the Company’s neurostimulation technology platform and its first product for the SNM market.

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

An analysis and reconciliation of the Company’s product lines, business segments and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Product line sales:
Algovita	$5,491	$569	$8,878	$984
Neural interface components and systems	1,174	1,321	2,375	2,457
Development and engineering service	558	664	1,010	1,175
Total sales	$7,223	$2,554	$12,263	$4,616

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Business segment sales:
Nuvectra	$6,049	$1,233	$9,888	$2,159
NeuroNexus	1,174	1,321	2,375	2,457
Total sales	$7,223	$2,554	$12,263	$4,616

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Segment (loss) income from operations:
Nuvectra	$(10,813)	$(8,316)	$(23,418)	$(15,217)
NeuroNexus	90	66	146	(116)
Total segment (loss) income from operations	(10,723)	(8,250)	(23,272)	(15,333)
Unallocated operating expenses	—	—	—	—
Operating loss	(10,723)	(8,250)	(23,272)	(15,333)
Unallocated other expense, net	(515)	(511)	(1,088)	(570)
Loss before provision for income taxes	$(11,238)	$(8,761)	$(24,360)	$(15,903)

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales by geographic area:
United States	$5,601	$1,163	$9,371	$1,827
Non-Domestic locations:
Switzerland	586	724	1,059	1,270
Germany	523	309	874	865
Rest of world	513	358	959	654

Total sales	$7,223	$2,554	$12,263	$4,616

All of the Company’s long-lived tangible assets are located in the United States.

12.	related party transactions

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

Recently Adopted

In January 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-04, “Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.” This guidance simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test.  Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.   This update is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted ASU 2017-04 and will apply the guidance at its next annual impairment testing date or at an earlier date if a triggering event occurs.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends Accounting Standards Codification (“ASC") Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has adopted the guidance in this ASU in the first quarter of fiscal year 2017 on a prospective basis as permitted by the new standard. There has been no impact on the income taxes line item of the Company’s Condensed Consolidated Statements of Operations related to excess tax benefits upon vesting or settlement, no impact to its cash flow presentation and no impact to the computation of diluted earnings per share. Under the new guidance, the company has elected to account for forfeitures as they occur. Due to the Spin-off and related change to the Company’s equity incentive plans, this election did not result in an adjustment to the Company’s stock-based compensation expense. The adoption of ASU 2016-09 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2017-09 is effective for the Company beginning in fiscal 2018. The Company does not expect its pending adoption of ASU 2017-09 to have a material impact on its Condensed Consolidated Financial Statements.

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

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-9. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The purpose of ASU 2016-11 is to rescind from the FASB Accounting Standards Codification certain SEC paragraphs as a result of two SEC Staff Announcements at the March 3, 2016 meeting. For public entities, the amendments in ASU 2016-11 related to Topic 605 are effective for interim and annual reporting periods beginning after December 15, 2017 and amendments related to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2015. In May 2016, the FASB also issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-9. The Company currently anticipates adoption of the new standard effective January 1, 2018 and plans to use the modified-retrospective method of adoption. The Company is continuing to assess the potential impact that the new revenue standard will have with respect to the Company’s Algovita and NeuroNexus revenue streams and plans to assess the potential impact that the standard will have on its development and engineering services revenue stream in the third quarter of 2017.  The Company expects to complete its assessment process, including confirmation of the use of the modified-retrospective method, by the end of the third quarter of 2017 and expects to finalize its implementation process prior to the adoption of the new revenue standard on January 1, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements can be identified by the use of words such as, but not limited to: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “target,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “can,” “continue,” “could,” “should,” “would,” “will,” and similar expressions or references to future periods. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include: (i) our ability to successfully commercialize Algovita and to develop, complete and commercialize enhancements or improvements to Algovita; (ii) our ability to successfully compete with our current SCS competitors and the ability of our U.S. sales representatives to successfully establish market share and acceptance of Algovita, (iii) the uncertainty of obtaining regulatory approvals in the United States and Europe for our Virtis SNM system, (iv) our ability to successfully launch and commercialize the Virtis SNM system if it receives regulatory approval (v) our ability to demonstrate the features, perceived benefits and capabilities of Algovita to physicians and patients in competition with similar products already well established and sold in the SCS market; (vi) our ability to anticipate and satisfy customer needs and preferences and to develop, introduce and commercialize new products or advancements and improvements to Algovita in order to successfully meet our customers’ expectations; (vii) the outcome of our development plans for our neurostimulation technology platform, including our ability to identify additional indications or conditions for which we may develop neurostimulation medical devices or therapies and seek regulatory approval thereof; (viii) our ability to identify business development and growth opportunities and to successfully execute on our strategy, including our ability to seek and develop strategic partnerships with third parties to, among other things, fund clinical and development costs for new product offerings; (ix) the performance by our development partners, including Aleva Neurotherapeutics, S.A., of their obligations under their agreements with us; (x) the scope of protection for our intellectual property rights covering Algovita and other products using our neurostimulation technology platform, along with any product enhancements or improvements; (xi) our ability to successfully build, attract and maintain an effective commercial infrastructure and qualified sales force in the United States; (xii) our compliance with all regulatory and legal requirements regarding implantable medical devices and interactions with healthcare professionals; (xiii) any product recalls, or the receipt of any warning letters, mandatory corrections or fines from any governmental or regulatory agency; (xiv) our ability to satisfy the conditions and covenants, including trailing six month revenue milestones, of our Credit Facility; and (xv) our ability to raise capital through means other than or in addition to the Credit Facility should it become necessary to do so, through a public offering of our common stock, private equity or debt financings, strategic partnerships, or other sources. Factors that could cause or contribute to such differences include, but are not limited to, those included in the section entitled “Risk Factors” in Nuvectra’s Annual Report on Form 10-K for the fiscal year ended December 30, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

Our Business

Nuvectra is a neurostimulation medical device company focused on the development and commercialization of our neurostimulation technology platform for the treatment of various disorders through stimulation of tissues associated with the nervous system. Our neurostimulation technology platform has the capability to provide treatment to patients in several established neurostimulation markets, including SCS, SNM, DBS, and other emerging neurostimulation markets.

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

We have also developed our existing platform for use in the SNM market and have filed regulatory submissions with the FDA and CE Mark authorities in January 2017 and December 2016, respectively, for Virtis™, the Company’s SNM system for the treatment of chronic urinary retention and the symptoms of overactive bladder. In addition, in early 2016, we entered into a development agreement with Aleva Neurotherapeutics S.A. (“Aleva”). This agreement provided that we would leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development and is subject to Aleva receiving sufficient financing, the outcome of which may impact our development work through 2017.

Our results also include the operations of our subsidiary NeuroNexus. NeuroNexus works closely with researchers to develop and refine new tools that aid and advance neuroscience research. NeuroNexus designs, manufactures and sells neural interface systems including high quality, high density microelectrode arrays, custom designed probes, electrode instrumentation and accessories. In addition, the NeuroNexus team possesses years of neuroscience research experience to help facilitate successful research projects and provide insight to minimize known challenges. Certain of NeuroNexus’ technologies could be incorporated into our neurostimulation technology platform in the future.

Our revenues include sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees, and Algovita. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our launch commercially in the United States, VirtisTM, the second application of our neurostimulation technology platform and our first product for the SNM market, and, from time to time, may also include technology licensing fees, development and engineering service fees, and royalty fees.

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

We have been leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as SNM and DBS, and are exploring other emerging indications. We submitted a premarket approval application for Virtis to TÜV SÜD America and the FDA in December 2016 and January 2017, respectively.

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

Our Financial Results

Prior to fiscal year 2017, we utilized a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter and first six month periods of fiscal year 2016 contained 13 weeks and 26 weeks, respectively, and ended on July 1, 2016 and our year-end was December 30, 2016. Beginning in fiscal year 2017, we utilize a calendar year fiscal year. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 30,	July 1,	Change		June 30,	July 1,	Change
	2017	2016	$	%	2017	2016	$	%
Sales:

Algovita	$5,491	$569	$4,922	865%	$8,878	$984	$7,894	802%
Neural interface components and systems	1,174	1,321	(147)	(11)%	2,375	2,457	(82)	(3)%
Development and engineering services	558	664	(106)	(16)%	1,010	1,175	(165)	(14)%

Total sales	7,223	2,554	4,669	183%	12,263	4,616	7,647	166%

Cost of sales	3,539	1,263	2,276	180%	5,950	2,318	3,632	157%

Gross profit	3,684	1,291	2,393	185%	6,313	2,298	4,015	175%
Gross profit as a % of sales	51.0%	50.5%			51.5%	49.8%
Selling, general and administrative expenses (SG&A)	11,186	6,094	5,092	84%	21,991	10,179	11,812	116%
SG&A as a % of total operating expenses	77.6%	63.9%			74.3%	57.7%
Research, development and engineering costs, net (RD&E)	3,221	3,447	(226)	(7)%	7,594	6,983	611	9%
RD&E as a % of total operating expenses	22.4%	36.1%			25.7%	39.6%

Other operating expenses, net	—	—	—	—%	—	469	(469)	(100)%

Operating loss	(10,723)	(8,250)	(2,473)	30%	(23,272)	(15,333)	(7,939)	52%

Interest expense, net	398	464	(66)	(14)%	768	523	245	47%
Other expense, net	117	47	70	149%	320	47	273	581%
Provision for income taxes	—	—	—	—	—	—	—	—
Effective tax rate	0.0%	0.0%			0.0%	0.0%
Net loss	$(11,238)	$(8,761)	$(2,477)	28%	$(24,360)	$(15,903)	$(8,457)	53%
Diluted earnings per share	$(1.07)	$(0.85)	$(0.22)	26%	$(2.34)	$(1.55)	$(0.79)	51%

Sales

Algovita. The primary factor behind the 865% increase in sales from the second quarter of 2016 to the second quarter of 2017 and the 802% increase in sales from the first six months of 2016 to the first six months of 2017 was due to sales as a result of the commercial launch of Algovita in the United States during the first quarter of 2016. We expect to continue to develop our worldwide sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States, to support future growth.

Neural Interface Components and Systems. Neural interface components and systems are related to our NeuroNexus segment and consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. The primary factor behind the 11% decrease in sales from the second quarter of 2016 to the second quarter of 2017 and the 3% decrease in sales from the first six months of 2016 to the first six months of 2017 was due to decreased volume of component sales. Price fluctuations did not have a significant impact on sales for the periods presented.

Development and Engineering Service. We recognized $0.6 million and $1.0 million of development and engineering services revenue during the second quarter and first six months of fiscal year 2017, respectively, and $0.7 million and $1.2 million of revenue during the second quarter and first six months of fiscal year 2016, respectively, from our development agreement with Aleva. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 180% increase in cost of sales from the second quarter of 2016 to the second quarter of 2017 was the increase in sales of our Algovita systems.

From the second quarter of 2016 to the second quarter of 2017 our gross profit increased $2.4 million or 185%, and our gross profit as a percentage of sales, or gross margin, increased to 51.0% in the second quarter of 2017 from 50.5% in the second quarter of 2016. These increases were primarily due to an increase in the volume of Algovita sales in the United States.

The primary factor behind the 157% increase in cost of sales from the first six months of 2016 to the first six months of 2017 was the increased sales of our Algovita systems, as discussed above. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From the first six months of 2016 to the first six months of 2017 our gross profit increased $4.0 million or 175%. Additionally, our gross profit as a percentage of sales, or gross margin, increased to 51.5% in the first six months of 2017 from 49.8% in the first six months of 2016. These increases were primarily due to an increase in the volume of Algovita sales in the United States.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $5.1 million, or 84%, from the second quarter of 2016 to the second quarter of 2017. This increase was primarily the result of an increase in personnel-related expenses as we have continued to build our Algovita worldwide sales organization and establish corporate support functions as an independent publicly-traded company.

SG&A expenses increased $11.8 million, or 116%, from the first six months of 2016 to the first six months of 2017. This increase was primarily the result of an increase in personnel-related expenses as we have continued to build our Algovita worldwide sales organization and establish corporate support functions as an independent publicly-traded company.

Going forward, we expect SG&A expenses to stabilize as we have now primarily established our Algovita worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States.

Research, Development and Engineering Costs, Net

Research, development and engineering (“RD&E”) costs primarily include salary and employee benefits for our specialists in software engineering, mechanical engineering, electrical engineering, and graphical user interface design. Many of these specialists have considerable experience in neurostimulation-related products. Additionally, RD&E costs include design verification testing expenses, which include salary and employee benefits for our engineers who test the design and materials used in our medical devices. RD&E costs also include salary, benefits and other personnel-related expenses for our regulatory, quality and clinical affairs employees.

RD&E costs for the second quarter of fiscal year 2017 decreased $0.2 million, or 7%, compared to the second quarter of fiscal year 2016. This decrease was primarily due to a decrease in personnel-related expenses.

RD&E costs increased $0.6 million for the year-to-date period, compared to the same period in 2016, primarily due to increased consulting expenses and regulatory fees.

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

Interest Expense, Net

Interest expense, net for the second quarter of fiscal year 2017 and the second quarter of fiscal year 2016 was $0.4 million and $0.5 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $0.5 million and $0.5 million for the second quarter of fiscal year 2017 and the second quarter of fiscal year 2016, respectively. Interest income from investments was $0.1 million for the second quarter of fiscal year 2017. There was no such interest income for the second quarter of fiscal year 2016.

Interest expense, net for the first six months of fiscal year 2017 and the first six months of fiscal year 2016 was $0.8 million and $0.5 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $0.9 million and $0.5 million for the first six months of fiscal year 2017 and the first six months of fiscal year 2016, respectively. Interest income from investments was $0.1 million for the first six months of fiscal year 2017. There was no such interest income for the first six months of fiscal year 2016.

For additional information, see Note 6 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Other Expense, Net

Other expense, net for the second quarter and the first six months of fiscal year 2017 and fiscal year 2016 related to the revaluation of our warrant liability due to the change in the estimated fair value.

Provision for Income Taxes

During the second quarters of fiscal years 2017 and 2016, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. Accordingly, we made no provision for income taxes for the second quarters and first six months of fiscal years 2017 and 2016. See Note 7 “Income Taxes” of the notes to our Condensed Consolidated Financial Statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future.

Immediately prior to the completion of the Spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have been using for the continued development and commercialization of Algovita, development of Virtis, and general corporate purposes. This cash capital contribution, together with our cash on hand, cash generated from sales, and borrowings under our Credit Facility, $25 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is in an amount that we estimate will, based on our current plans and expectations, meet our cash needs for at least the next twelve months. Based on our sequential quarterly revenue growth since the commercial release of our Algovita system into the United States market, and on our expectations of future and continued revenue growth, we believe that the Company should be able to achieve these trailing six month revenue milestones during the relevant periods, although there can be no assurances that we will be able to do so due to unforeseen obstacles that may negatively affect our business. We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past sought, and may in the future seek, to explore strategic alternatives to finance our business plan, including but not limited to, a public offering of our common stock, private equity or debt financings, or other sources, such as strategic partnerships.  We may elect to make near-term decisions, including engaging in various capital generating initiatives, to provide additional liquidity. If we are unable to raise or are limited under the terms of the tax matters agreement with Integer from raising additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans. We are also focusing on increasing the sales of our products to generate cash flow to fund our operations. However, there can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing.

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

Consolidated Cash Flows

Net cash used in operating activities was $28.7 million compared to a net loss of $24.4 million for the first six months of fiscal year 2017. Net cash used in operating activities was $8.0 million compared to a net loss of $15.9 million for the first six months of fiscal year 2016. The primary components driving the change in cash used in operating activities was the increase in our net loss from operations (adjusted to exclude non-cash charges) and changes in working capital accounts. The cash used in operating activities related to accounts payable and other current liabilities in fiscal year 2017 were related to the year-end inventory purchase from Integer in accordance with certain minimum order quantity requirements under our supply agreement and general timing of liability payments compared to fiscal year 2016. The provision for uncollectible accounts increased by $0.2 million in fiscal year 2017. There were no such charges during the first six months of fiscal year 2016. Writedowns of excess and obsolete inventories increased by $0.2 million in the first six months of fiscal year 2017. There were no writedowns during the first six months of fiscal year 2016. Stock-based compensation decreased by $0.1 million in fiscal year 2017. As a result of the Spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance; therefore, the remaining unvested expense totaling $469,000 as of March 14, 2016 was accelerated and expensed immediately. No such accelerated expense was recognized in fiscal year 2017. This decrease was partially offset by an increase related to new equity grants under our Nuvectra Corporation 2016 Equity Incentive Plan. See Note 4 “Employee Benefit Plans” of the notes to the Condensed Consolidated Financial Statements for additional information on stock-based compensation. Debt related amortization included in interest expense increased by $0.1 million in fiscal year 2017. The increase was related to amortization of our deferred financing fees and discount on debt. See Note 6 “Debt” of the notes to the Condensed Consolidated Financial Statements for additional information on debt related amortization.

Net cash used in investing activities was $0.6 million for the first six months of fiscal year 2017 compared to $1.8 million for the first six months of fiscal year 2016. Cash used in investing activities related to the purchases of property, plant, and equipment. As of June 30, 2017 we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of fiscal year 2017 are estimated at approximately $1.6 million and will primarily be financed by existing cash and cash equivalents, cash generated from sales, or the Credit Facility.

Net cash provided by financing activities was $24,000 for the first six months of fiscal year 2017 compared to $93.1 million for the first six months of fiscal year 2016. Cash provided by financing activities in fiscal year 2017 was composed of proceeds from the exercise of stock options partially offset by the payment of debt issuance costs. Cash provided by financing activities in fiscal year 2016 was composed of the investment provided by Integer that was partially offset by the repurchase of non-controlling interests in Algostim and PelviStim, which was funded by a cash contribution from Integer, $15 million of borrowings under our Credit Facility partially offset by $1.5 million of debt issuance costs, and $59,000 of proceeds from the exercise of stock options.

Credit Facility

The Credit Facility, consists of (a) term loan facilities in an aggregate maximum principal amount of $40 million comprised of (i) a $15 million Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12.5 million Term Loan B Commitment, which is available from June 30, 2017 through December 31, 2017, and (iii) a $12.5 million Term Loan C Commitment, which is available from December 31, 2017 through June 30, 2018; and (b) a Revolving Line Commitment in a maximum principal amount of $5 million. Availability of the Term Loan B Commitment is subject to us achieving consolidated trailing six-month revenues of at least $13.5 million, and the availability of the Term Loan C Commitment is subject to us achieving consolidated trailing six-month revenues of at least $20 million. Based on our sequential quarterly revenue growth since the commercial release of our Algovita system into the United States market, and on our expectations of future and continued revenue growth, we believe that the Company should be able to achieve these consolidated trailing six-month revenue thresholds during the relevant periods, although there can be no assurances that we will be able to do so due to unforeseen obstacles that may negatively affect our business. We have the right to borrow on the Term Loan B and C Commitments within 60 days of achieving the applicable revenue threshold. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%. At June 30, 2017 the interest rate on borrowings under the term loan was 8.15%. The Credit Facility provides for interest-only payments on outstanding term loan borrowings for 21 months after the first borrowing, if the Term Loan B Commitment is not drawn, or 24 months after the first borrowing, if the Term Loan B Commitment is drawn, followed by 33 months, if the Term Loan B Commitment is not drawn, or 30 months, if the Term Loan B Commitment is drawn, of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

During the first quarter of 2017, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system was part of a key initiative to replace the ERP and transition outsourced services provided to us by Integer under our transition services agreement and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, the Company maintained its internal control design by changing detailed key controls to achieve all key financial reporting assertions. Other than the ERP implementation, during the six months ended June 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Amendment to the Development Agreement, dated March 30, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA (filed as Exhibit 10.1 to our current report on Form 8-K on April 4, 2017, and incorporated herein by reference)

10.2

Amendment to the Development Agreement, dated June 19, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA (filed as Exhibit 10.1 to our current report on Form 8-K on June 21, 2017, and incorporated herein by reference)

10.3

Business Property Lease Agreement, dated July 1, 2017, between Neuronexus Technologies, Inc. and BMT Ann Arbor, LLC (filed as Exhibit 10.1 to our current report on Form 8-K on June 30, 2017, and incorporated herein by reference)

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

NUVECTRA CORPORATION

Date: August 8, 2017	/s/ Scott F. Drees
Scott F. Drees
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	/s/ Walter Z. Berger
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

10.1

Amendment to the Development Agreement, dated March 30, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA (filed as Exhibit 10.1 to our current report on Form 8-K on April 4, 2017, and incorporated herein by reference)

10.2

Amendment to the Development Agreement, dated June 19, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA (filed as Exhibit 10.1 to our current report on Form 8-K on June 21, 2017, and incorporated herein by reference)

10.3

Business Property Lease Agreement, dated July 1, 2017, between Neuronexus Technologies, Inc. and BMT Ann Arbor, LLC (filed as Exhibit 10.1 to our current report on Form 8-K on June 30, 2017, and incorporated herein by reference)

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