Form 10-Q
period 2017-09-30
Nuvectra Corp
filed 2017-11-01
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission File Number 001-37525

Nuvectra Corporation

(Exact name of Registrant as specified in its charter)

Delaware	30-0513847
(State of Incorporation)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 1100

Plano, Texas 75024

(Address of principal executive offices) (Zip code)

(214) 474-3103

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

As of October 23, 2017, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 10,784,164.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended September 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	September 30, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$37,531	$63,710
Trade accounts receivable, net of allowance for doubtful accounts of $429 in fiscal 2017 and $10 in fiscal 2016	6,675	3,177
Inventories	3,010	5,233
Prepaid expenses and other current assets	1,201	443
Total current assets	48,417	72,563
Property, plant and equipment, net	6,227	6,317
Intangible assets, net	1,499	1,714
Goodwill	38,182	38,182
Other long-term assets	245	526
Total assets	$94,570	$119,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,147	$9,928
Accrued liabilities	4,975	3,355
Accrued compensation	4,061	2,757
Short-term debt	5,500	—
Total current liabilities	16,683	16,040
Other long-term liabilities	916	940
Long-term debt, net	20,907	13,744
Total liabilities	38,506	30,724

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,745,653 and 10,319,627 shares issued and outstanding in fiscal 2017 and fiscal 2016, respectively	11	10
Additional paid-in capital	125,287	121,806
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(69,234)	(33,236)
Total stockholders’ equity	56,064	88,578

Total liabilities and stockholders’ equity	$94,570	$119,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales:
Product	$7,431	$2,603	$18,684	$6,044
Service	186	1,163	1,196	2,338
Total sales	7,617	3,766	19,880	8,382
Cost of sales:
Product	4,019	1,144	9,393	2,872
Service	132	484	708	1,074
Total cost of sales	4,151	1,628	10,101	3,946
Gross profit	3,466	2,138	9,779	4,436
Operating expenses:
Selling, general and administrative expenses	11,358	8,006	33,349	18,185
Research, development and engineering costs, net	3,136	3,114	10,730	10,097
Other operating expenses	—	7	—	476
Total operating expenses	14,494	11,127	44,079	28,758
Operating loss	(11,028)	(8,989)	(34,300)	(24,322)
Interest expense, net	422	455	1,190	978
Other expense, net	179	6	499	53
Loss before provision for income taxes	(11,629)	(9,450)	(35,989)	(25,353)
Provision for income taxes	9	—	9	—
Net loss	$(11,638)	$(9,450)	$(35,998)	$(25,353)

Other comprehensive gain:
Unrealized holding gain on investments arising during period	—	—	2	—
Other comprehensive gain	—	—	2	—
Comprehensive loss	$(11,638)	$(9,450)	$(35,996)	$(25,353)

Basic and diluted net loss per share	$(1.09)	$(0.92)	$(3.43)	$(2.47)
Basic and diluted weighted average shares outstanding	10,697	10,279	10,497	10,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(35,998)	$(25,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	419	—
Writedowns of excess and obsolete inventories	349	—
Depreciation and amortization	1,172	1,570
Debt related amortization included in interest expense	491	349
Stock-based compensation	1,711	1,799
Loss on disposal of property, plant and equipment	—	28
Changes in operating assets and liabilities:
Trade accounts receivable	(3,917)	(1,725)
Inventories	1,874	(1,272)
Prepaid expenses and other current assets	(758)	(559)
Other long-term assets	—	(526)
Accounts payable and other current liabilities	(5,870)	9,719
Accrued compensation	1,304	236
Other long-term liabilities	(24)	1,360
Net cash used in operating activities	(39,247)	(14,374)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(875)	(3,413)
Net cash used in investing activities	(875)	(3,413)
Cash flows from financing activities:
Borrowings under credit facility	12,500	15,000
Purchase of non-controlling interests	—	(6,818)
Net funding and capital contribution provided by Integer	—	86,421
Proceeds from the exercise of stock options	1,322	133
Payment of debt issuance costs and other financing activities	121	(1,528)
Net cash provided by financing activities	13,943	93,208
Net (decrease) increase in cash and cash equivalents	(26,179)	75,421
Cash and cash equivalents, beginning of period	63,710	202
Cash and cash equivalents, end of period	$37,531	$75,623

Supplemental Disclosure of Cash Flow Information:
Acquisition of property, plant and equipment accrued not paid	$(8)	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
At December 30, 2016	10,320	$10	$121,806	$(33,236)	$(2)	$88,578
Issuance of common stock warrants	—	—	449	—	—	449
Option exercises	232	1	1,321	—	—	1,322
Restricted stock issued, net of stock forfeited	194	—	—	—	—	—
Stock-based compensation	—	—	1,711	—	—	1,711

Unrealized holding period gain	—	—	—	—	2	2
Net loss	—	—	—	(35,998)	—	(35,998)

At September 30, 2017	10,746	$11	$125,287	$(69,234)	$—	$56,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Nuvectra Corporation, together with its wholly-owned subsidiaries (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) NeuroNexus Technologies, Inc. (“NeuroNexus”) (collectively “Nuvectra” or the “Company”), is a neurostimulation company committed to helping physicians improve the lives of people with chronic conditions. The Algovita® Spinal Cord Stimulation (“SCS”) System (“Algovita”) is the Company’s first commercial offering and is Conformité Européene (“CE”) marked and United States Food & Drug Administration (“FDA”) approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as sacral neuromodulation (“SNM”) for the treatment of overactive bladder and deep brain stimulation (“DBS”) for the treatment of Parkinson’s Disease. In addition, the Company’s NeuroNexus subsidiary designs, manufactures and markets neural-interface technologies for the neuroscience clinical research market.

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

Liquidity and Capital Resources – The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future. Immediately prior to completion of the Spin-off, Integer made a cash capital contribution to Nuvectra of $75 million. This cash capital contribution, together with the Company’s cash on hand, cash generated from sales, and borrowings under its credit facility, $12.5 million of which is subject to achieving a trailing six month revenue milestone and compliance with specified conditions and covenants, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for at least the next twelve months. Based on the Company’s sequential quarterly revenue growth since the commercial release of its Algovita system into the United States market, and on its expectations of future and continued revenue growth, the Company believes that it should be able to achieve this trailing six month revenue milestone during the relevant period, although there can be no assurances that the Company will be able to do so due to unforeseen obstacles that may negatively affect its business. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past sought, and may in the future seek, to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, or other sources, such as strategic partnerships. The Company may elect to make near-term decisions, including engaging in various capital generating initiatives, to provide additional liquidity. If the Company is unable to raise or is limited under the terms of the tax matters agreement with Integer from raising additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development plans. The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Fiscal Year End – Prior to fiscal year 2017, the Company utilized a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The third quarter and first nine month periods of fiscal year 2016 contained 13 weeks and 39 weeks, respectively, and ended on September 30, 2016 and the Company’s year end was December 30, 2016. Beginning in fiscal year 2017, the Company utilizes a calendar year end.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Inventories – The value of inventories, comprised solely of finished goods, are stated at the lesser of net realizable value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, management must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to unpredictability of trends in the industry and customer demand for the Company’s products. In assessing the ultimate realization of inventories, management must make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Writedowns of excess and obsolete inventories were $0.1 million and $0 in the third quarter of fiscal years 2017 and 2016, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

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

Goodwill Valuation – The Company tests its goodwill balances for impairment on the last day of each fiscal year, or more frequently if certain indicators are present or changes in circumstances, as described above, suggest that impairment may exist. When evaluating goodwill for impairment, the Company compares the fair value of a reporting unit with its carrying amount. The Company recognizes an impairment charge for the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test is used to identify goodwill impairment and measure the amount for a goodwill impairment to be recognized, if any. On December 30, 2016, following its reassessment of its reporting units and reallocation of goodwill on a relative fair value basis, the Company conducted the first step of the two-step approach for all reporting units. Upon completing the first step of the goodwill impairment test, the Company determined that the fair value of both reporting units exceeded their carrying value by 4.5% for the Nuvectra reporting unit and 34.1% for the NeuroNexus reporting unit. As of September 30, 2017 the Company also determined that it was more likely than not that the fair value of both reporting units exceeded their carrying value.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the risk of loss is transferred, the price is fixed or determinable, the buyer is obligated to pay (i.e., not contingent on a future event), collectability is reasonably assured, the amount of future returns can reasonably be estimated, and no material remaining performance obligations are required of the Company. In cases where the Company utilizes distributors or ships product directly to the end user, it generally recognizes revenue upon shipment provided all revenue recognition criteria have been met. When sales representatives deliver products at the point of implantation at hospitals or medical facilities, the Company recognizes revenue upon completion of the procedure and authorization. For the remaining sales, which are sent from the Company’s distribution center directly to hospitals and medical facilities, where product is ordered in advance of an implantation procedure and a valid purchase order has been received, the Company defers revenue until all post-delivery obligations are fulfilled. Deferred revenue primarily consists of amounts billed or collected upon delivery of products with material remaining post-delivery performance obligations. Deferred revenue is recorded in accrued liabilities in the Condensed Consolidated Balance Sheet. Related cost of sales have also been deferred and are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.

Service revenue is recognized as the services are performed. The Company’s development services are typically provided on a fixed-fee basis. The revenues for such longer duration projects are typically recognized using the proportional performance method. In using the proportional performance method, revenues are generally recorded based on the percentage of effort incurred to date on a contract relative to the estimated total expected contract effort. Estimating total contract effort and progress to completion on the arrangements, as well as whether a loss is expected to be incurred on the contract, requires significant judgment. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangements to establish these estimates. Various uncertainties may or may not be within the Company’s control. Deferred revenue also consists of amounts contractually billable or collected for service revenue not yet performed. Deferred revenue is recorded in accrued liabilities in the Condensed Consolidated Balance Sheet.

Subsequent Events – The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

2.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2017
Technology and patents	$1,058	$(593)	$465
Customer lists	1,869	(835)	1,034
Total intangible assets	$2,927	$(1,428)	$1,499
At December 30, 2016
Technology and patents	$1,058	$(498)	$560
Customer lists	1,869	(715)	1,154
Total intangible assets	$2,927	$(1,213)	$1,714

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of sales	$32	$25	$95	$80
Selling, general and administrative expenses	39	37	120	117
Total intangible asset amortization expense	$71	$62	$215	$197

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2017	$71
2018	298
2019	293
2020	209
2021	194
Thereafter	434
Total estimated amortization expense	$1,499

3.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	September 30, 2017	December 30, 2016
Inventory	$1,555	$547
Deferred revenue	661	—
Regulatory, clinical and quality	401	640
Research and development	365	165
Insurance	311	—
Sales and marketing	239	—
Operations engagement fee	200	600
Warranty reserve	186	98
Information technology system and infrastructure implementations	113	327
Interest	105	99
Legal	85	98
Sales and use tax	69	56
Travel and entertainment	—	285
Accrued other	685	440
Total accrued liabilities	$4,975	$3,355

4.	EMPLOYEE BENEFIT PLANS

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

During the nine months ended September 30, 2017, the Compensation Committee granted equity awards aggregating 546,146 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three and nine months ended September 30, 2017 was approximately $0.6 million and $1.5 million, respectively.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

During the nine months ended September 30, 2016, the Compensation Committee granted equity awards aggregating 796,026 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three and nine months ended September 30, 2016 was approximately $0.4 million and $0.8 million, respectively.

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Integer and prior to the Spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three-year period and are settled in shares of Integer common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Integer equity incentives. In addition, certain incentive awards that were originally granted under an Integer equity incentive award plan adjusted into an incentive award of Nuvectra common stock at the time of the Spin-off. Compensation cost related to these Integer equity incentives was approximately $0.04 million and $0.24 million for the three and nine months ended September 30, 2017, respectively. Compensation cost related to these Integer equity incentives was approximately $0.1 million and $1.0 million for the three and nine months ended September 30, 2016, respectively.

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock options	$227	$186	$637	$434
Restricted stock and restricted stock units	379	362	1,074	1,365
Total stock-based compensation expense	$606	$548	$1,711	$1,799

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Selling, general and administrative expense	$507	$462	$1,491	$1,081
Research, development and engineering costs, net	99	86	220	249
Other operating expenses	—	—	—	469
Total stock-based compensation expense	$606	$548	$1,711	$1,799

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted average fair value	$7.85	$4.58	$3.63	$4.50
Risk-free interest rate	2.01%	1.61%	2.06%	1.72%
Expected volatility	65%	55%	55.15%	55%
Holding period (in years)	6	10	6	10
Expected dividend yield	—%	—%	—%	—%

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes the stock option activity during the first nine months of fiscal year 2017:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2016	873,992	$6.49
Granted	337,565	6.83
Exercised	(232,574)	5.98
Forfeited or expired	(65,440)	7.15
Outstanding at September 30, 2017	913,543	$6.70	7.58	$5,990,267
Exercisable at September 30, 2017	419,378	$6.23	5.77	$2,950,161

The Company received proceeds totaling $1.3 million upon the exercise of 232,574 stock options during the first nine months of fiscal year 2017.

The following table summarizes the restricted stock and restricted stock unit activity during the first nine months of fiscal year 2017:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	551,224	$6.90
Granted	208,581	6.75
Vested	(187,141)	7.84
Forfeited	(96,007)	6.51
Nonvested at September 30, 2017	476,657	$6.90

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan (the “Bonus Plan”) provide for both annual discretionary defined contribution cash bonuses and performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in some instances, members of the Board of Directors. Compensation cost related to the Bonus Plan for the three and nine months ended September 30, 2017 was approximately $0.1 million and $1.4 million, respectively. Compensation cost related to the Bonus Plan for the nine months ended September 30, 2016 was approximately $0.4 million.

Defined Contribution Plans – The Company sponsors a defined contribution 401(k) plan for its employees. The plan provides for the deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a discretionary match. For the three and nine months ended September 30, 2017 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.07 million and $0.2 million for the three and nine months ended September 30, 2017, respectively.

Integer sponsors a defined contribution 401(k) plan for its employees, in which the Company’s employees historically participated. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary match. Until the spin-off in the first quarter of fiscal year 2016 this match was 35% per dollar of participant deferral, up to 6% of the total compensation for each participant. The 401(k) compensation expense for the first quarter of fiscal year 2016 recognized in these condensed consolidated financial statements includes all of the compensation expenses directly attributable to Nuvectra employees. Direct costs related to this defined contribution plan allocated to the Company were $0.03 million and $0.1 million for the three and nine months ended September 30, 2016, respectively.

5.	OTHER OPERATING EXPENSES

Performance Restricted Stock Expense – As a result of the Spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance. Therefore, the remaining unvested expense totaling $469,000 as of March 14, 2016 was accelerated and expensed immediately.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Asset Disposals – During 2016, the Company recorded charges in connection with various asset disposals.

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	September 30, 2017	December 30, 2016
Term loan	$29,631	$16,163
Deferred financing fees	(1,049)	(1,262)
Discount on debt	(2,175)	(1,157)
Total debt	26,407	13,744
Less current portion of long-term debt	5,500	—
Total long-term debt	$20,907	$13,744

Credit Facility – The Company has a credit facility, as amended in February 2017 (the “Credit Facility”), that consists of (a) term loan facilities in an aggregate maximum principal amount of $40,000,000 comprised of (i) a $15,000,000 Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12,500,000 Term Loan B Commitment, which was funded in full on September 28, 2017, and (iii) a $12,500,000 Term Loan C Commitment, which is available for draw December 31, 2017 through June 30, 2018 (collectively, the “Term Loans”); and (b) a Revolving Line Commitment in a maximum principal amount of $5,000,000 (the “Revolving Loans” and collectively with the Term Loans, the “Loans”). Availability of the Term Loan C Commitment is subject to the Company achieving consolidated trailing six-month revenues of at least $20,000,000. Based on the Company’s sequential quarterly revenue growth since the commercial release of its Algovita system into the United States market, and on its expectations of future and continued revenue growth, the Company believes that it should be able to achieve this consolidated trailing six-month revenue threshold during the relevant period, although there can be no assurances that the Company will be able to do so due to unforeseen obstacles that may negatively affect its business. The Company has the right to draw on the Term Loan C Commitment within 60 days of achieving the applicable revenue threshold. The Revolving Line Commitment is subject to a borrowing base of 80% of the aggregate amount of eligible accounts receivable of the Company, which advance rate and eligibility criteria may be modified from time to time based on periodic collateral examinations.

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 7.65%. At September 30, 2017 the interest rate on borrowings under the term loan was 8.40%. The Company pays monthly accrued interest only on the Term Loans through March 2018 and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 30 months. At the maturity of the Term Loans, on September 1, 2020, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in substance discount and will be amortized using the straight-line method over the life of the loan. The Revolving Loans bear interest at a floating rate equal to the prime rate plus 3.45%, with a floor of 6.95%. The Company pays monthly accrued interest only on the Revolving Loans until maturity on March 18, 2018, at which time all principal on the Revolving Loans will be due and payable. There were no borrowings on the Revolving Loans as of September 30, 2017.

On March 18, 2016 the Company paid an arrangement fee of $1,125,000 to Piper Jaffray Companies (“Piper Jaffray”), which equals 2.50% of the aggregate principal amount of the Credit Facility, a commitment fee of $200,000 for all of the Term Loan A, B, and C Commitments, and one-half of a $25,000 commitment fee for the Revolving Loans, the remaining one-half of which was due and paid on the one year anniversary of the initial closing. In connection with the amendment dated February 14, 2017, the Company also paid an amendment fee of $25,000 plus expenses of the lenders. In connection with the draw of the Term Loan B Commitment, the Company also paid expenses of the lenders. The Term Loan C Commitment is subject to a non-use fee of 2% of the amount of such commitment if the commitment becomes available, but the Company declines to borrow the Term Loan thereunder. If any Term Loans are voluntarily prepaid prior to their scheduled maturity, the Company must pay, in addition to the Final Payment, a prepayment fee equal to 3% of the prepaid principal if paid in the first year after the initial closing, 2% of the prepaid principal if paid in the second year after the initial closing, and 1% of the prepaid principal if paid thereafter.

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

The Credit Facility contains customary representations and warranties, reporting and other covenants for credit facilities of this kind including prohibitions on the payment of cash dividends on the Company’s capital stock and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. Upon funding of the Term Loan B Commitment, the Company became subject to a quarterly financial covenant requiring the Company to achieve consolidated revenues of at least 75% of Nuvectra’s forecasts that have been previously approved by the lenders. As of September 30, 2017, the Company was in compliance with this financial covenant. The events of default in the Credit Facility are customary for credit facilities of this kind, and include failure to pay interest or principal, breaches of affirmative and negative covenants, a material adverse change occurring, and cross defaults to other material agreements of the Company.

As a condition to the lenders’ funding the Loans under the Credit Facility, concurrently with the funding under the Term Loan A Commitment on March 18, 2016, (i) the Company issued to Oxford Finance LLC a warrant to purchase 56,533 shares of Nuvectra common stock at an exercise price of $5.97 per share, which warrant is exercisable until March 18, 2026, and (ii) the Company issued to Silicon Valley Bank a warrant to purchase 56,533 shares of Nuvectra common stock at an exercise price of $5.97 per share, which warrant is exercisable until March 18, 2026. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt and as additional paid-in capital in the Condensed Consolidated Balance Sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount will be amortized over the term of the Term Loan A Commitment.

As a condition to the lenders’ funding the Loans under the Credit Facility, concurrently with the funding under the Term Loan B Commitment on September 28, 2017, (i) the Company issued to Oxford Finance LLC a warrant to purchase 22,844 shares of Nuvectra common stock at an exercise price of $12.31 per share, which warrant is exercisable until September 28, 2027, and (ii) the Company issued to Silicon Valley Bank a warrant to purchase 22,844 shares of Nuvectra common stock at an exercise price of $12.31 per share, which warrant is exercisable until September 28, 2027. The fair value of the warrants on the date of grant totaled approximately $0.4 million and was recorded as additional paid-in capital in the Condensed Consolidated Balance Sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount will be amortized over the term of the Term Loan B Commitment.

Upon the funding of the Term Loan C Commitment, Oxford Finance LLC and Silicon Valley Bank will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the Term Loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the trading price of Nuvectra common shares on the date of funding. The fair value of these future warrants as of September 30, 2017 was approximately $0.3 million and is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet. These warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be re-measured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled. See Note 10 “Fair Value Measurements” for additional information.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 30, 2016	$1,262
Additions during the period	47
Amortization during the period	(260)

At September 30, 2017	$1,049

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

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. As of September 30, 2017, the total contractual obligation related to inventory purchase orders was approximately $5.2 million. As of September 30, 2017, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2017 are estimated at approximately $1.4 million and will primarily be financed by existing cash and cash equivalents, cash generated from sales, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the contracts generally contain clauses allowing for cancellation without significant penalty. The Company’s significant long-term obligations are operating leases on its facilities.

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

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Basic net loss per share:
Net loss	$(11,638)	$(9,450)	$(35,998)	$(25,353)
Weighted average common shares outstanding	10,697	10,279	10,497	10,268
Basic net loss per share	$(1.09)	$(0.92)	$(3.43)	$(2.47)
Diluted net loss per share:
Net loss	$(11,638)	$(9,450)	$(35,998)	$(25,353)
Weighted average common shares outstanding	10,697	10,279	10,497	10,268
Dilutive stock options, restricted stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – assuming dilution	10,697	10,279	10,497	10,268
Diluted net loss per share	$(1.09)	$(0.92)	$(3.43)	$(2.47)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,549	1,594	1,549	1,594

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of September 30, 2017, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants as of the date of issuance was approximately $0.2 million and was recorded as a long-term asset and a liability in the Condensed Consolidated Balance Sheet. The estimated fair value of the warrant liability will be revalued on a periodic basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to earnings. During the nine months ended September 30, 2017, the Company recorded an expense of approximately $0.5 million in fair value adjustments, which is included in Other Expense on the Condensed Consolidated Statement of Operations. The estimated fair value of the warrants as of September 30, 2017 was approximately $0.3 million.

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as available-for-sale and presented as current assets within Cash and Cash Equivalents on the balance sheet because of their original maturities of three months or less. Unrealized gains or losses for the periods presented are included in other comprehensive loss.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of September 30, 2017, the fair market value of marketable securities was approximately $21.2 million, all of which had original maturities of three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		September 30, 2017
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$13,073	$—	$13,073
Financial	Level 2	3,644	—	3,644
Industrial	Level 2	4,496	—	4,496
Total		$21,213	$—	$21,213

		December 30, 2016
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$33,821	$—	$33,821
Government	Level 1	2,005	—	2,005
Financial	Level 2	8,064	(1)	8,063
Industrial	Level 2	11,125	(1)	11,124
Total		$55,015	$(2)	$55,013

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

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on the last day of each fiscal year, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.” During the third quarter and first nine months of fiscal year 2017 and 2016, no impairment charges were recorded related to the Company’s Goodwill.

Warrants – In order to determine the fair value of the warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of March 18, 2016. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies.

The following table summarizes the assumptions as of September 30, 2017 used for estimating the fair value of the warrants classified as liability awards:

Risk-free interest rate	2.33%
Expected volatility	65.00%
Contractual term (in years)	10
Dividend yield	—%

11.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Nuvectra is a neurostimulation company committed to helping physicians improve the lives of people with chronic conditions. Algovita is the Company’s first commercial offering and is approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as SNM for the treatment of overactive bladder and DBS for the treatment of Parkinson’s Disease. Revenue includes development and engineering service fees and sales from the limited release of Algovita in the United States and Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, and Virtis TM, the second application of the Company’s neurostimulation technology platform and its first product for the SNM market.

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

An analysis and reconciliation of the Company’s product lines, business segments and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Three Months Ended		Nine Months Ended
Product line sales:	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Algovita	$6,302	$1,165	$15,180	$2,149
Neural interface components and systems	1,129	1,438	3,504	3,895
Development and engineering service	186	1,163	1,196	2,338

Total sales	$7,617	$3,766	$19,880	$8,382

	Three Months Ended		Nine Months Ended
Business segment sales:	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Nuvectra	$6,488	$2,328	$16,376	$4,487
NeuroNexus	1,129	1,438	3,504	3,895

Total sales	$7,617	$3,766	$19,880	$8,382

	Three Months Ended		Nine Months Ended
Segment (loss) income from operations:	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Nuvectra	$(11,092)	$(9,287)	$(34,510)	$(24,504)
NeuroNexus	64	298	210	182
Total segment loss from operations	(11,028)	(8,989)	(34,300)	(24,322)
Unallocated operating expenses	—	—	—	—
Operating loss	(11,028)	(8,989)	(34,300)	(24,322)
Unallocated other expense, net	(601)	(461)	(1,689)	(1,031)
Loss before provision for income taxes	$(11,629)	$(9,450)	$(35,989)	$(25,353)

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales by geographic area:
United States	$6,781	$1,612	$16,152	$3,439
Non-Domestic locations:
Switzerland	155	1,216	1,214	2,486
Germany	159	433	1,033	1,298
Rest of world	522	505	1,481	1,159

Total sales	$7,617	$3,766	$19,880	$8,382

All of the Company’s long-lived tangible assets are located in the United States.

12.	related party transactions

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has adopted the guidance in this ASU in the first quarter of fiscal year 2017 on a prospective basis as permitted by the new standard. There has been no impact on the income taxes line item of the Company’s Condensed Consolidated Statements of Operations related to excess tax benefits upon vesting or settlement, no impact to its cash flow presentation and no impact to the computation of diluted earnings per share. Under the new guidance, the company has elected to account for forfeitures as they occur. Due to the Spin-off and related change to the Company’s equity incentive plans, this election did not result in an adjustment to the Company’s stock-based compensation expense. The adoption of ASU 2016-09 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. Early adoption is permitted. The Company does not expect its pending adoption of ASU 2016-15 to have a material impact on its Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. FASB ASC Topic 606, as amended, becomes effective for annual periods beginning after December 15, 2017, at which point the Company plans to adopt the standard.

The Company will adopt Topic 606 effective January 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for the impact to changes in the timing and amount of revenue recognition as well as the timing of amortization of contract costs for open contracts as of the adoption date. The Company has established an implementation team to assist with its assessment of the impact that the new revenue guidance will have on the Company’s operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) utilizing questionnaires and inquiries within accounting, finance, sales and operations to assist with the proper identification of revenue streams, (2) performing detailed contract analyses for significant customers and a random sample of contracts for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, and (4) developing plans to continue monitoring the effect of new implementation guidance or accounting standards updates released for changes to the Company’s implementation plan. The Company’s most significant revenue streams identified include (i) Algovita US product sales, (ii) Algovita foreign product sales, (iii) NeuroNexus product sales, including those with custom design services and (iv) development and engineering service revenue. Based on the preliminary results of the Company’s implementation assessment, which is still in process, the Company currently believes that there will be no material impact on the timing or amount of revenue recognized for the majority of the Algovita US and foreign product sales as its contracts include only point-in-time performance obligations which are fully satisfied within the same reporting period. Although not expected to have a material impact, we are continuing to analyze the Company’s pricing practices for both Algovita and NeuroNexus as product sales priced outside of the Company’s stand-alone selling price (“SSP”) ranges may result in a change in the timing of revenue recognition for contracts with partial shipments which span between two financial reporting periods. Additionally, in the event that the Company enters into contracts which provide the customer an option to purchase additional products for quoted prices below its SSP, the Company may be required to be accounted for this option as a separate performance obligation under Topic 606. The Company will continue to monitor and assess any such arrangements through implementation. The Company believes that the timing of revenue recognition for NeuroNexus product sales may be impacted upon the adoption of the new standard as a portion of the Company’s annual revenue includes NeuroNexus product sales with custom design services which were billed and recognized under current GAAP upon completion of the services. Under the new revenue standard, the Company believes that the design work will be combined with the end product and accounted for as a single performance obligation recognized at a point-in-time since the services do not represent a distinct performance obligation under Topic 606. Lastly, the Company is continuing to assess the impact of the development and engineering service revenue stream from the agreement with Aleva Neurotherapeutics, S.A. (“Aleva”).

The Company is in the process of evaluating and designing the necessary changes to its business processes, systems and controls to support recognition and disclosure under the new standard.

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

We have also developed our existing platform for use in the SNM market and have filed regulatory submissions with the FDA and CE Mark authorities in January 2017 and December 2016, respectively, for Virtis™, the Company’s SNM system for the treatment of chronic urinary retention and the symptoms of overactive bladder. In addition, in early 2016, we entered into a development agreement with Aleva. This agreement provided that we would leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development. During the third quarter, Aleva recently received additional financing, and we entered into an Amended and Restated Development Agreement.

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

Our revenues include sales of neural interface technology, components and systems to the neuroscience and clinical markets, development and engineering service fees, and Algovita. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our launch commercially in the United States, and from VirtisTM, the second application of our neurostimulation technology platform and our first product for the SNM market. From time to time, our future revenues may also include technology licensing fees, development and engineering service fees, and royalty fees.

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

In early 2016, we entered into a development agreement with Aleva which was amended and restated on August 31, 2017. This agreement provided that we would leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. Under its shareholders’ agreement with Aleva, certain privileges that Integer assigned to Nuvectra at the time of the Spin-off terminated because Integer did not fund a second tranche equity investment in Aleva as obligated under certain circumstances, including the right to receive a technology access success fee and an additional payment if Aleva were sold, sold its assets or were otherwise liquidated. However, Aleva has recently obtained additional financing from another source. If we complete development of a DBS system to treat Parkinson’s disease for Aleva, we expect that Aleva will continue to commercialize the DBS system. If it does so and is successful, we would receive royalties on the sale of these DBS systems and components.

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

Our Financial Results

Prior to fiscal year 2017, we utilized a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The third quarter and first nine month periods of fiscal year 2016 contained 13 weeks and 39 weeks, respectively, and ended on September 30, 2016 and our year-end was December 30, 2016. Beginning in fiscal year 2017, we utilize a calendar year fiscal year. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2017	September 30, 2016	$	%	September 30, 2017	September 30, 2016	$	%
Sales:

Algovita	$6,302	$1,165	$5,137	441%	$15,180	$2,149	$13,031	606%
Neural interface components and systems	1,129	1,438	(309)	(21%)	3,504	3,895	(391)	(10)%
Development and engineering services	186	1,163	(977)	(84%)	1,196	2,338	(1,142)	(49%)

Total sales	7,617	3,766	3,851	102%	19,880	8,382	11,498	137%

Cost of sales	4,151	1,628	2,523	155%	10,101	3,946	6,155	156%

Gross profit	3,466	2,138	1,328	62%	9,779	4,436	5,343	120%
Gross profit as a % of sales	45.5%	56.8%			49.2%	52.9%
Selling, general and administrative expenses (SG&A)	11,358	8,006	3,352	42%	33,349	18,185	15,164	83%
SG&A as a % of total operating expenses	78.4%	72.0%			75.7%	63.2%
Research, development and engineering costs, net (RD&E)	3,136	3,114	22	1%	10,730	10,097	633	6%
RD&E as a % of total operating expenses	21.6%	28.0%			24.3%	35.1%

Other operating expenses, net	—	7	(7)	(100%)	—	476	(476)	(100%)

Operating loss	(11,028)	(8,989)	(2,039)	23%	(34,300)	(24,322)	(9,978)	41%

Interest expense, net	422	455	(33)	(7)%	1,190	978	212	22%

Other expense, net	179	6	173	2883%	499	53	446	842%

Provision for income taxes	9	—	9	100%	9	—	9	100%
Effective tax rate	0.0%	0.0%			0.0%	0.0%

Net loss	$(11,638)	$(9,450)	$(2,188)	23%	$(35,998)	$(25,353)	$(10,645)	42%

Diluted earnings per share	$(1.09)	$(0.92)	$(0.17)	18%	$(3.43)	$(2.47)	$(0.96)	39%

Sales

Algovita. The primary factor behind the 441% increase in sales from the third quarter of 2016 to the third quarter of 2017 and the 606% increase in sales from the first nine months of 2016 to the first nine months of 2017 was due to sales as a result of the commercial launch of Algovita in the United States during the first quarter of 2016. We expect to continue to develop our worldwide sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States, to support future growth.

Neural Interface Components and Systems. Neural interface components and systems are related to our NeuroNexus segment and consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. The primary factor behind the 21% decrease in sales from the third quarter of 2016 to the third quarter of 2017 and the 10% decrease in sales from the first nine months of 2016 to the first nine months of 2017 was due to decreased volume of component sales. Price fluctuations did not have a significant impact on sales for the periods presented.

Development and Engineering Service. We recognized $0.2 million and $1.2 million of development and engineering services revenue during the third quarter and first nine months of fiscal year 2017, respectively, and $1.2 million and $2.3 million of revenue during the third quarter and first nine months of fiscal year 2016, respectively, from our development agreement with Aleva. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 155% increase in cost of sales from the third quarter of 2016 to the third quarter of 2017 was the increase in sales of our Algovita systems.

From the third quarter of 2016 to the third quarter of 2017 our gross profit increased $1.3 million or 62%. This increase was primarily due to an increase in the volume of Algovita sales in the United States. Our gross profit as a percentage of sales, or gross margin, decreased to 45.5% in the third quarter of 2017 from 56.8% in the third quarter of 2016. This decrease was primarily due to a shift in mix to lower margin products and services. During the third quarter of 2017, Algovita contributed more revenue at a higher margin compared to the third quarter of 2016. In addition both our neural interface components and systems product line as well as our development engineering services product line experienced lower margins and lower revenue in the third quarter of 2017 as compared to the third quarter of 2016.

Our gross margin has been and will continue to be affected by a variety of factors, including by our revenue mix as margins vary across each of our product lines, the costs to have our product manufactured for us, inventory-related charges and write-downs, the ratio of trial to permanent implants, and the average selling prices of our products. We expect our gross margin to be positively affected over time to the extent we are successful in reducing manufacturing costs and our revenue mix continues to shift towards Algovita and Virtis. However, our gross margin may continue to fluctuate from period to period.

The primary factor behind the 156% increase in cost of sales from the first nine months of 2016 to the first nine months of 2017 was the increased sales of our Algovita systems, as discussed above. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From the first nine months of 2016 to the first nine months of 2017 our gross profit increased $5.3 million or 120%. This increase was primarily due to an increase in the volume of Algovita sales in the United States. Our gross profit as a percentage of sales, or gross margin, decreased to 49.2% in the first nine months of 2017 from 52.9% in the first nine months of 2016. This decrease was primarily due to a shift in mix to lower margin products and services.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $3.4 million, or 42%, from the third quarter of 2016 to the third quarter of 2017. This increase was primarily the result of an increase in personnel-related expenses as we have continued to build our Algovita worldwide sales organization and establish corporate support functions as an independent publicly-traded company.

SG&A expenses increased $15.2 million, or 83%, from the first nine months of 2016 to the first nine months of 2017. This increase was primarily the result of an increase in personnel-related expenses as we have continued to build our Algovita worldwide sales organization and establish corporate support functions as an independent publicly-traded company.

Until we begin to build our Virtis worldwide sales organization, we expect SG&A expenses to stabilize as we have now primarily established our Algovita worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States.

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

RD&E costs for the third quarter of fiscal year 2017 were essentially flat compared to the third quarter of fiscal year 2016.

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

Interest Expense, Net

Interest expense, net for the third quarter of fiscal year 2017 and the third quarter of fiscal year 2016 was $0.4 million and $0.5 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $0.5 million and $0.5 million for the third quarter of fiscal year 2017 and the third quarter of fiscal year 2016, respectively. Interest income from investments was $0.1 million for the third quarter of fiscal year 2017. There was no such interest income for the third quarter of fiscal year 2016.

Interest expense, net for the first nine months of fiscal year 2017 and the first nine months of fiscal year 2016 was $1.2 million and $1.0 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $1.4 million and $1.0 million for the first nine months of fiscal year 2017 and the first nine months of fiscal year 2016, respectively. Interest income from investments was $0.2 million for the first nine months of fiscal year 2017. There was no such interest income for the first nine months of fiscal year 2016.

For additional information, see Note 6 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Other Expense, Net

Other expense, net for the third quarter and the first nine months of fiscal year 2017 and fiscal year 2016 related to the revaluation of our warrant liability due to the change in the estimated fair value.

Provision for Income Taxes

During the third quarters of fiscal years 2017 and 2016, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. See Note 7 “Income Taxes” of the notes to our Condensed Consolidated Financial Statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future.

Immediately prior to the completion of the Spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have been using for the continued development and commercialization of Algovita, development of Virtis, and general corporate purposes. This cash capital contribution, together with our cash on hand, cash generated from sales, and borrowings under our Credit Facility, $12.5 million of which is subject to achieving trailing six month revenue milestones and compliance with specified conditions and covenants, is in an amount that we estimate will, based on our current plans and expectations, meet our cash needs for at least the next twelve months. Based on our sequential quarterly revenue growth since the commercial release of our Algovita system into the United States market, and on our expectations of future and continued revenue growth, we believe that the Company should be able to achieve these trailing six month revenue milestones during the relevant period, although there can be no assurances that we will be able to do so due to unforeseen obstacles that may negatively affect our business. We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past sought, and may in the future seek, to explore strategic alternatives to finance our business plan, including but not limited to, a public offering of our common stock, private equity or debt financings, or other sources, such as strategic partnerships.  We may elect to make near-term decisions, including engaging in various capital generating initiatives, to provide additional liquidity. If we are unable to raise or are limited under the terms of the tax matters agreement with Integer from raising additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans. We are also focusing on increasing the sales of our products to generate cash flow to fund our operations. However, there can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing.

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

Currently, we expect our research and development expenditures for fiscal year 2017 to be between approximately $13 million and $17 million. These expenditures are primarily to continue our research and development program to enhance and improve Algovita and Virtis and to continue to develop our neurostimulation technology platform for uses in indications outside of SCS. We expect to finance these expenditures using the cash on-hand and from internally generated funds. We may increase, decrease or re-allocate these anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

Consolidated Cash Flows

Net cash used in operating activities was $39.2 million compared to a net loss of $36.0 million for the first nine months of fiscal year 2017. Net cash used in operating activities was $14.4 million compared to a net loss of $25.4 million for the first nine months of fiscal year 2016. The primary components driving the change in cash used in operating activities was the increase in our net loss from operations (adjusted to exclude non-cash charges) and changes in working capital accounts. The cash used in operating activities related to accounts payable and other current liabilities in fiscal year 2017 were related to the year-end inventory purchase from Integer in accordance with certain minimum order quantity requirements under our supply agreement and general timing of liability payments compared to fiscal year 2016. The provision for uncollectible accounts increased by $0.4 million in fiscal year 2017. There were no such charges during the first nine months of fiscal year 2016. Writedowns of excess and obsolete inventories increased by $0.3 million in the first nine months of fiscal year 2017. There were no writedowns during the first nine months of fiscal year 2016. Stock-based compensation decreased by $0.1 million in fiscal year 2017. As a result of the Spin-off, certain 2015 performance stock units for Nuvectra employees were effectively cancelled with no new issuance; therefore, the remaining unvested expense totaling $469,000 as of March 14, 2016 was accelerated and expensed immediately. No such accelerated expense was recognized in fiscal year 2017. This decrease was partially offset by an increase related to new equity grants under our Nuvectra Corporation 2016 Equity Incentive Plan. See Note 4 “Employee Benefit Plans” of the notes to the Condensed Consolidated Financial Statements for additional information on stock-based compensation. Debt related amortization included in interest expense increased by $0.1 million in fiscal year 2017. The increase was related to amortization of our deferred financing fees and discount on debt. See Note 6 “Debt” of the notes to the Condensed Consolidated Financial Statements for additional information on debt related amortization.

Net cash used in investing activities was $0.9 million for the first nine months of fiscal year 2017 compared to $3.4 million for the first nine months of fiscal year 2016. Cash used in investing activities related to the purchases of property, plant, and equipment. As of September 30, 2017 we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of fiscal year 2017 are estimated at approximately $1.4 million and will primarily be financed by existing cash and cash equivalents, cash generated from sales, or the Credit Facility.

Net cash provided by financing activities was $13.9 million for the first nine months of fiscal year 2017 compared to $93.2 million for the first nine months of fiscal year 2016. Cash provided by financing activities in fiscal year 2017 was composed of $12.5 million of borrowings under our Credit Facility and $1.3 million proceeds from the exercise of stock options partially offset by the payment of debt issuance costs. Cash provided by financing activities in fiscal year 2016 was composed of the $75 million investment provided by Integer that was partially offset by the repurchase of non-controlling interests in Algostim and PelviStim, which was funded by a cash contribution from Integer, $15 million of borrowings under our Credit Facility partially offset by $1.5 million of debt issuance costs, and $133,000 of proceeds from the exercise of stock options.

Credit Facility

The Credit Facility consists of (a) term loan facilities in an aggregate maximum principal amount of $40 million comprised of (i) a $15 million Term Loan A Commitment, which was funded in full on March 18, 2016, (ii) a $12.5 million Term Loan B Commitment, which was funded in full on September 28, 2017, and (iii) a $12.5 million Term Loan C Commitment, which is available from December 31, 2017 through June 30, 2018; and (b) a Revolving Line Commitment in a maximum principal amount of $5 million. Availability of the Term Loan C Commitment is subject to us achieving consolidated trailing six-month revenues of at least $20 million. Based on our sequential quarterly revenue growth since the commercial release of our Algovita system into the United States market, and on our expectations of future and continued revenue growth, we believe that the Company should be able to achieve this consolidated trailing six-month revenue threshold during the relevant period, although there can be no assurances that we will be able to do so due to unforeseen obstacles that may negatively affect our business. We have the right to borrow on the Term Loan C Commitment within 60 days of achieving the applicable revenue threshold. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 7.65%. At September 30, 2017 the interest rate on borrowings under the term loan was 8.40%. The Credit Facility provides for interest-only payments on outstanding term loan borrowings for 24 months after the first borrowing followed by 30 months of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

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

On March 18, 2016, under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the term loan and the revolving line of credit. We also paid a fee of $25,000 plus the expenses of the lenders when we amended the Credit Facility in February 2017. In addition, we will pay a final payment fee in an amount equal to 7.75% of the funded amount of the term loan, which final payment fee is due at the time of the final principal payment for the Credit Facility or upon early termination of the Credit Facility. If we satisfy the conditions and covenants to allow for drawing on the Term Loan C Commitment, but do not draw upon such commitment prior to the availability expiration date, we will pay a non-use fee of 2.00% of the unfunded amount of such commitment.

If available and we draw on the Term Loan C Commitment, we will issue warrants to the lenders to purchase a number of shares of our common stock with a notional value equal to 4.5% of the funded amount of such commitment, with all warrants issued at such time having an exercise price equal to the lower of the average closing price of our common stock for the ten previous days of trading or the closing price of our common stock on the day prior to such commitment funding. Each warrant is expected to be exercisable for ten years from the date of issuance.

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

During the first quarter of 2017, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system was part of a key initiative to replace the ERP and transition outsourced services provided to us by Integer under our transition services agreement and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation was significant in scale and complexity and significantly affected certain accounting functions. Both during and after the implementation, the Company maintained its internal control design by changing detailed key controls to achieve all key financial reporting assertions. Our management, with the participation of our CEO and CFO, concluded that, other than the ERP implementation, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

10.1

Amendment No. 1 to the Supply Agreement, fully executed on August 21, 2017 and effective as of July 21, 2017, between Nuvectra Corporation and Greatbatch Ltd (filed as Exhibit 10.1 to our current report on Form 8-K on August 23, 2017, and incorporated herein by reference)

10.2

Amended and Restated Development Agreement, dated August 31, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA. (filed as Exhibit 10.1 to our current report on Form 8-K on September 5, 2017, and incorporated herein by reference)

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

NUVECTRA CORPORATION

Date: November 1, 2017	/s/ Scott F. Drees
Scott F. Drees
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	/s/ Walter Z. Berger
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

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

10.1

Amendment No. 1 to the Supply Agreement, fully executed on August 21, 2017 and effective as of July 21, 2017, between Nuvectra Corporation and Greatbatch Ltd (filed as Exhibit 10.1 to our current report on Form 8-K on August 23, 2017, and incorporated herein by reference)

10.2

Amended and Restated Development Agreement, dated August 31, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA. (filed as Exhibit 10.1 to our current report on Form 8-K on September 5, 2017, and incorporated herein by reference)

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