Form 10-Q
period 2018-03-31
Nuvectra Corp
filed 2018-05-02
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☐ Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2018, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 14,153,305.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended March 31, 2018

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$53,851	$28,165
Trade accounts receivable, net of allowance for doubtful accounts of $417 in 2018 and 2017	9,080	10,875
Inventories	4,478	4,978
Prepaid expenses and other current assets	917	1,011
Total current assets	68,326	45,029
Property, plant and equipment, net	6,036	6,219
Intangible assets, net	1,353	1,428
Goodwill	38,182	38,182
Other long-term assets	109	245
Total assets	$114,006	$91,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,178	$2,043
Accrued liabilities	6,438	8,827
Accrued compensation	2,798	4,392
Short-term debt	-	789
Total current liabilities	12,414	16,051
Other long-term liabilities	660	993
Long-term debt, net	38,409	25,886
Total liabilities	51,483	42,930

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,147,446 and 10,849,385 shares issued and outstanding in 2018 and 2017, respectively	14	11
Additional paid-in capital	150,878	125,999
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(88,369)	(77,836)
Total stockholders’ equity	62,523	48,173

Total liabilities and stockholders’ equity	$114,006	$91,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Sales:
Product	$10,118	$4,588
Service	456	452
Total sales	10,574	5,040
Cost of sales:
Product	4,454	2,101
Service	354	310
Total cost of sales	4,808	2,411
Gross profit	5,766	2,629
Operating expenses:
Selling, general and administrative expenses	12,133	10,805
Research, development and engineering costs, net	3,280	4,373
Total operating expenses	15,413	15,178
Operating loss	(9,647)	(12,549)
Interest expense, net	850	370
Other expense, net	23	203
Loss before provision for income taxes	(10,520)	(13,122)
Provision for income taxes	13	—
Net loss	$(10,533)	$(13,122)

Basic and diluted net loss per share	$(0.84)	$(1.27)
Basic and diluted weighted average shares outstanding	12,509	10,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(10,533)	$(13,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	-	44
Write-downs of excess and obsolete inventories	101	156
Depreciation and amortization	445	359
Debt related amortization included in interest expense	268	163
Stock-based compensation	551	477
Changes in operating assets and liabilities:
Trade accounts receivable	1,795	(1,276)
Inventories	399	1,056
Prepaid expenses and other current assets	94	238
Accounts payable and other current liabilities	(1,350)	(3,240)
Accrued compensation	(1,594)	(152)
Other long-term liabilities	13	178
Net cash used in operating activities	(9,811)	(15,119)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(90)	(531)
Net cash used in investing activities	(90)	(531)
Cash flows from financing activities:
Borrowings under credit facility, net	11,711	—
Proceeds from the sale of common stock	24,046	—
Payments of financing costs related to issuance of common stock	(246)	—
Proceeds from the exercise of stock options	76	49
Payment of debt issuance costs and other financing activities	—	(42)
Net cash provided by financing activities	35,587	7
Net increase (decrease) in cash and cash equivalents	25,686	(15,643)
Cash and cash equivalents, beginning of period	28,165	63,710
Cash and cash equivalents, end of period	$53,851	$48,067

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$—	$—
Interest Paid	622	294
Acquisition of property, plant and equipment accrued not paid	96	51

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
At December 31, 2017	10,849	$11	$125,999	$(77,836)	$(1)	$48,173
Issuance of common stock, net of issuance costs of $2,190	3,249	3	23,797	-	-	23,800
Issuance of common stock warrants	-	-	455	-	-	455
Option exercises	11	-	76	-	-	76
Restricted stock issued, net of stock forfeited	38	-	-	-	-	-
Stock-based compensation	-	-	551	-	-	551
Unrealized holding period gain	-	-	-	-	1	1
Net loss	-	-	-	(10,533)	-	(10,533)
At March 31, 2018	14,147	$14	$150,878	$(88,369)	$-	$62,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In March 2016, the Company was formed as a separate public company as a result of a spin-off from Integer Holdings Corporation (“Integer”) (the “Spin-off”).

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

Liquidity and Capital Resources – The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future. Cash on hand, inclusive of the proceeds from the Company’s follow-on common stock offering completed in the first quarter of 2018, prior Credit Facility draw-downs (and additional funds available under our Credit Facility in the future, subject to the satisfaction of certain conditions) and cash generated from sales, is an amount that the Company estimates will, based on its current plans and expectations, meet its cash needs for at least the next twelve months. Based on the Company’s sequential quarterly revenue growth since the commercial release of its Algovita system into the United States market, and on its expectations of future and continued revenue growth, the Company believes that it should be able to achieve the Third Tranche Milestone (as further discussed in Note 6, “Debt”), although there can be no assurances that the Company will be able to do so due to unforeseen obstacles that may negatively affect its business. The Company periodically evaluates its liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, the Company has in the past sought, and may in the future seek, to explore strategic alternatives to finance its business plan, including but not limited to, a public offering of its common stock, private equity or debt financings, sale of non-strategic assets, or other sources, such as strategic partnerships. The Company has elected and may continue to elect to make near-term decisions, including engaging in various capital generating initiatives, to provide additional liquidity. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce, or terminate some or all of its development plans. The Company is also focusing on increasing the sales of its products to generate cash flow to fund its operations. However, there can be no assurance that the Company will be successful in its plans described above or in attracting alternative debt or equity financing.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include inventories, tangible and intangible asset valuations, revenue, stock-based compensation, warrants, and income tax accounts.

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

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Write-downs of excess and obsolete inventories were $0.1 million and $0.2 million in the first quarter of 2018 and 2017, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

Goodwill Valuation – The Company tests its goodwill balances for impairment on December 31, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When evaluating goodwill for impairment, the Company compares the fair value of a reporting unit with its carrying amount. The Company recognizes an impairment charge for the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test is used to identify goodwill impairment and measure the amount for a goodwill impairment to be recognized, if any.  In addition, the Company also performs impairment tests of its other long-lived assets in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, when indicators of impairment exist.  The Company completed its annual impairment test of goodwill as of December 31, 2017 and the Company determined that it was more likely than not that the fair value of both reporting units exceeded their carrying value.  The Company did not identify any indicators of impairment that required an impairment test as of March 31, 2018 for its Nuvectra reporting unit.  In the first quarter of 2018, the Company evaluated strategic alternatives with respect to its NeuroNexus reporting unit which triggered an interim impairment test. Upon completing the first step of the goodwill impairment test for NeuroNexus, the Company determined that its fair value exceeded its carrying value.

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

Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. The projected cash flows for each asset or asset group considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset or asset group and expected profit margins giving consideration to historical and expected margins. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company did not identify any indicators of impairment during the first quarter of 2018 for the Nuvectra asset group; however, as noted above, we performed an interim impairment test in the first quarter of 2018 for the NeuroNexus asset group and determined the undiscounted cash flows exceed the carrying amounts of long-lived assets.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable owed to the Company by its customers. The Company performs on-going credit evaluations of its customers. No customers individually accounted for more than 10% of the Company’s consolidated revenues in 2018 or 2017. No customers individually accounted for more than 10% of the Company’s accounts receivable at March 31, 2018 or December 31, 2017. Additionally, the Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks. See Note 11 “Business Segments, Geographic and Concentration Risk Information” for additional information.

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

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606, Revenue From Contracts With Customers, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance." The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

1) Identify the contract(s) with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2) Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

3) Determine the transaction price - The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4) Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5) Recognize revenue when (or as) the Company satisfies a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Disaggregated Revenue - Revenue Streams & Timing of Revenue Recognition

The Company’s most significant revenue streams include (i) product sales, consisting of Nuvectra’s Algovita and NeuroNexus’s neural interface systems and (ii) development and engineering service revenue. Below describes the nature of the Company’s disaggregated revenue streams. Also see Note 11, “Business Segments, Geographic and Concentration Risk Information” for further disaggregation of revenue by reportable segment.

Product Sales

Our product sales revenues include sales of Algovita and neural interface systems and components to the neuroscience and clinical markets. Contracts may include one or more systems or components, each is determined to be a distinct performance obligation. Product revenue was $10.1 million for the first quarter of 2018.

Algovita - Generally, Algovita product sales are made through the Company’s trained personnel when the Company has the obligation to perform the initial programming and stimulation which occurs on the same day as the implementation. For these customers, the products and the programming and stimulation services are not separately distinct and are a combined performance obligation for which revenue is recognized upon completion of the procedure. In cases where the customer has a Clinician Programmer and has undergone the requisite training in order to perform the programming and stimulation services, the Company recognizes revenue upon shipment when control passes to the customer. Similarly, when the Company sells through distributors or ships product directly to the end user and has no additional obligations, revenue is recognized at the time of shipment when control passes to the customer. For the remaining sales that are sent from the Company’s distribution center directly to hospitals and medical facilities, where product is ordered in advance of an implantation procedure and a valid purchase order has been received, the Company defers revenue until all programming and stimulation obligations are fulfilled.

Neural interface systems and components – Each component is a separate distinct performance obligation. The customer obtains control of the individual components upon shipment, and therefore revenue is recognized at such point in time.

Shipping and handling costs – Costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

Warranty - The Company provides a standard warranty against defects but does not provide a general right of return.

Significant judgments - The Company’s contracts with customers often include promises to transfer multiple products to a customer. Determining whether the promises are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Development and Engineering Service Revenue

The Company’s development services are typically provided on a fixed-fee basis. Service revenue is recognized over time as the services are performed using an input method, on a cost-to-cost basis. In 2017 and 2018, the Company had one contract with development and engineering services revenue with Aleva Neurotherapeutics S.A. (“Aleva”). Under this contract, the Company is leveraging its neurostimulation technology platform in its performance of services in the development a deep brain stimulation (“DBS”) system for Aleva to treat Parkinson’s disease and Essential Tremor. If successful, the Company will provide Aleva a royalty bearing distribution license for commercialization by Aleva. The Company concluded that the licenses and the development services were not separately distinct given the proprietary nature of the Company’s technology. As such, the combined performance obligation will be recognized over time as costs are incurred. The transaction price includes a fixed fee, payable monthly based on the progress completion in satisfying the performance obligations in that month, royalties on future sales of the licensed technology, and non-cash consideration for the customer commitment to issue the Company a common stock warrant upon CE Mark approval in Europe. When consideration in the form of royalties for intellectual property licenses, the Company estimates the royalty revenue and recognizes in the period that the royalty-bearing event, a sale by the customer, occurs, however, the non-cash consideration is a form of variable consideration which must be estimated at contract inception which requires significant judgment. See the “Significant Judgments” section below for further discussion. Services revenue recognized over time was $0.5 million for the first quarter of 2018. The Company is still performing services and the client has yet to receive CE Mark approval and therefore, the Company has not yet billed or recognized any royalty revenue to date.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Significant judgments - The Company’s contracts with customers often include promises to transfer multiple products to a customer. Determining whether the promises are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment, specifically for development and engineering service revenues. Once the performance obligations are identified, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenues are recognized as the related performance obligations are satisfied as discussed above. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

The Company’s service revenue is recognized over time using an input method based on costs incurred. As such, estimating the total costs to be incurred and progress to completion on the contract requires significant judgment. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangements to establish these estimates. Various uncertainties may or may not be within the Company’s control.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of the balance sheet date. The Company has elected to apply certain optional exemptions that limit this requirement to exclude contracts which are expected to be satisfied within one year as well as the potential royalty license revenue. After considering these exemptions, the Company’s service revenue contract is subject to this disclosure for the portion of the transaction price not subject to royalties. As of March 31, 2018, the estimated revenue expected to be recognized in the future related to this contract totals $1.9 million and is expected to be recognized over the following 12 to 18 months.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing when it has an enforceable right to payment and a contract asset when the Company does not. If invoicing occurs prior to revenue recognition, the unearned revenue is presented on the condensed consolidated balance sheet as a contract liability, referred to as deferred revenue. When invoicing occurs after revenue recognition, earned revenue is presented on the condensed consolidated balance sheet as a contract asset, referred to as unbilled receivables. The Company’s standard payment terms are 30 days.

Revenue recognized during the first quarter in 2018 from amounts included in deferred revenue at the beginning of the period was $0.1 million, which was related to product sales revenue. There was no revenue recognized during the first quarter in 2018 from performance obligations satisfied or partially satisfied in previous periods. During the three months ended March 31, 2018, there were no contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less, and therefore, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the expected period of benefit of those costs is longer than one year. As of January 1, 2018 and March 31, 2018, all contract acquisition costs have been expensed as incurred as the period of benefit is less than one year.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Certain NeuroNexus contracts may include pre-production activities, design work for custom products. The Company’s policy is to capitalize incremental costs incurred to fulfill its contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs have historically been immaterial. Accordingly, there are no capitalized fulfillment costs as of January 1, 2018 or March 31, 2018.

3.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2018
Technology and patents	$1,058	$(659)	$399
Customer lists	1,869	(915)	954
Total intangible assets	$2,927	$(1,574)	$1,353
At December 31, 2017
Technology and patents	$1,058	$(624)	$434
Customer lists	1,869	(875)	994
Total intangible assets	$2,927	$(1,499)	$1,428

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Cost of sales	$35	$32
Selling, general and administrative expenses	40	40
Total intangible asset amortization expense	$75	$72

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2018	$223
2019	293
2020	209
2021	194
2022	108
Thereafter	326
Total estimated amortization expense	$1,353

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

4.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	March 31, 2018	December 31, 2017
Inventory purchases	$3,209	$5,825
Regulatory, clinical and quality	468	358
Deferred revenue	383	335
Sales and marketing	346	321
Interest	298	199
Research and development	238	164
Operations engagement fee	200	200
Warranty reserve	200	195
Legal	180	358
Sales and use tax	121	145
Information technology system and infrastructure implementations	62	114
Insurance	-	127
Accrued other	733	486
Total accrued liabilities	$6,438	$8,827

5.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan (the “2016 Equity Plan”) provides that the Compensation and Organization Committee of the Board of Directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to adjustment provisions in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 1,963,614.

During the three months ended March 31, 2018, the Compensation Committee granted equity awards aggregating 26,716 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the first quarter of 2018 was approximately $0.6 million.

During the three months ended March 31, 2017, the Compensation Committee granted equity awards aggregating 112,300 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three months ended March 31, 2017 was approximately $0.4 million.

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Integer and prior to the Spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three-year period and are settled in shares of Integer common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Integer equity incentives. In addition, certain incentive awards that were originally granted under an Integer equity incentive award plan adjusted into an incentive award of Nuvectra common stock at the time of the Spin-off. Compensation cost related to these Integer equity incentives was approximately $0.1 million for the first quarter of 2017. There was no compensation cost related to these equity incentives in the first quarter of 2018.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Stock options	$206	$171
Restricted stock and restricted stock units	345	306
Total stock-based compensation expense	$551	$477

	Three Months Ended
	March 31, 2018	March 31, 2017
Selling, general and administrative expense	$473	$442
Research, development and engineering costs, net	78	35
Total stock-based compensation expense	$551	$477

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan were as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted average fair value	$5.92	$3.38
Risk-free interest rate	2.60%	2.17%
Expected volatility	66%	55%
Holding period (in years)	6	6
Expected dividend yield	—%	—%

The following table summarizes the stock option activity during the first quarter of fiscal year 2018:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	870,820	$6.78
Granted	23,444	9.66
Exercised	(11,404)	6.69
Forfeited or expired	(21,873)	9.43
Outstanding at March 31, 2018	860,987	$6.79	7.41	$5,366
Exercisable at March 31, 2018	433,054	$6.56	6.10	$2,800

The Company received proceeds totaling $76 thousand upon the exercise of 11,404 stock options during the first quarter of 2018.

The following table summarizes the restricted stock and restricted stock unit activity during the first quarter of 2018:

	Time-Vested Activity	Weighted Average Fair Value
Non-vested at December 31, 2017	429,005	$6.88
Granted	3,272	12.99
Vested	(38,299)	8.25
Forfeited	(40,655)	7.45
Non-vested at March 31, 2018	353,323	$6.87

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan (the “Bonus Plan”) provide for both annual discretionary cash contribution-based bonuses and cash performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in some instances, members of the Board of Directors. Compensation cost related to the Bonus Plan for the first quarter of 2018 and 2017 were approximately $0.4 million and $0.7 million, respectively.

Defined Contribution Plans – The Company sponsors a defined contribution Section 401(k) plan for its employees. The plan provides for the deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a discretionary match. In the first quarter of 2018 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.1 million in the first quarter of 2018 and 2017.

6.            DEBT

Long-term debt is comprised of the following (in thousands):

	At
	March 31, 2018	December 31, 2017
Term loan	$43,100	$29,631
Deferred financing fees	(893)	(962)
Discount on debt	(3,798)	(1,994)
Total debt	38,409	26,675
Less current portion of long-term debt	-	789
Total long-term debt	$38,409	$25,886

Credit Facility – The Company has a credit facility, originally entered into and funded in March 2016 and subsequently amended in February 2017 and February 2018 (the “Credit Facility”), that consists of term loan facilities in an aggregate maximum principal amount of $45 million comprised of (i) a $27.5 million Term Loan A Commitment, which replaces the previously existing $27.5 million term loan, (ii) a $12.5 million Term Loan B Commitment, which was funded in February 2018, and (iii) a $5 million Term Loan C Commitment, which is available commencing on the date of achieving consolidated trailing six-month product revenues of at least $25 million (the “Third Tranche Milestone”) and ending on the earlier of March 31, 2019 or sixty days following the Third Tranche Milestone (collectively, the “Term Loans”). Based on the Company’s sequential quarterly revenue growth since the commercial release of its Algovita system into the United States market, and on its expectations of future and continued revenue growth, the Company believes that it should be able to achieve the Third Tranche Milestone, although there can be no assurances that the Company will be able to do so due to unforeseen obstacles that may negatively affect its business. As discussed further below, the Term Loan A was treated as a modification of the existing debt.

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 8.65%. At March 31, 2018 the interest rate on borrowings under the Term Loan was 8.65%. The Company pays monthly accrued interest only on the Term Loans through March 2020 and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 30 months. At the maturity of the Term Loans, on September 1, 2022, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in substance discount and is being amortized using the straight-line method over the life of the loan.

As a condition to the lenders’ funding the loans under the Credit Facility, concurrently with the initial funding of the initial Term Loan A Commitment on March 18, 2016 in the amount of $15 million, the Company issued to each of the lenders, Oxford Finance LLC and SVB Financial Group (successor by assignment to Silicon Valley Bank), a warrant to purchase 56,533 shares of Nuvectra common stock (a total of 113,066 shares) at an exercise price of $5.97 per share, which warrants are exercisable until March 18, 2026. Additionally, the Company incurred $1.5 million in fees and other direct costs of the debt transaction in connection with the initial funding. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt along with the cash issuance costs and as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of the Term Loan A Commitment.

As a condition to the lenders’ funding the loans under the Credit Facility, concurrently with the funding under the initial Term Loan B Commitment on September 28, 2017 in the amount of $12.5 million, the Company issued to each of the two lenders a warrant to purchase 22,844 shares of Nuvectra common stock (a total of 45,688 shares) at an exercise price of $12.31 per share, which warrants are exercisable until September 28, 2027. In connection with the amendment dated February 14, 2017, the Company paid fees of $0.04 million. The fair value of the warrants on the date of grant totaled approximately $0.4 million and was recorded as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of the Term Loan B Commitment.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

As a condition to the lenders’ funding the new Term Loan A and Term Loan B under the February 2018 amendment to the Credit Facility, the Company issued to the each of the two lenders a warrant to purchase 30,245 shares of Nuvectra common stock (a total of 60,490 shares) at an exercise price of $9.30 per share, which warrants are exercisable until February 18, 2028. The fair value of the warrants on the date of grant totaled approximately $0.5 million and was recorded as additional paid-in capital in the consolidated balance sheet in the first quarter of 2018, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount is being amortized over the term of the Term Loan B Commitment.

Upon the funding of the Term Loan C Commitment, Oxford Finance LLC and SVB Financial Group will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the term loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the trading price of Nuvectra common shares on the date of funding. The fair value of these future warrants as of March 31, 2018 was approximately $0.1 million and was recorded in other long-term liabilities in the consolidated balance sheet. The warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be re-measured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled. See Note 10 “Fair Value Measurements” for additional information.

In connection with the February 2018 amendment to the Credit Facility, Term Loan A and Term Loan B Commitments were funded for aggregate gross proceeds of $40 million, of which $27.5 million was applied to repay the outstanding principal balance of the existing term loans. The Company determined that it met the criteria to be accounted for as a modification in which any unamortized debt discount is amortized over the remaining term of the exchanged or modified debt.  The Company also paid a fee of approximately $0.8 million in connection with the second amendment which was recorded as a discount on long-term debt to be amortized over the term of the Term Loan B. The Term Loan C Commitment is subject to a non-use fee of 5% of the amount of such commitment if the commitment becomes available, but the Company declines to borrow the Term Loan thereunder. If any Term Loans are prepaid prior to their scheduled maturity, the Company must pay, in addition to the Final Payment, a prepayment fee equal to $1.3 million plus 3% of the prepaid principal if paid prior to February 2019, 2% of the prepaid principal if paid prior to February 2020, and 1% of the prepaid principal if paid thereafter.

The Loans are secured by a first priority lien on substantially all of the assets of the Company, including, without limitation, all cash, deposit accounts, accounts receivable, equipment, inventory, contract rights, and the Company’s real property located in Blaine, Minnesota, but excluding all intellectual property of the Company (other than accounts receivable and proceeds of intellectual property). The Company’s intellectual property is subject to a negative pledge. The Company must maintain its primary operating and investment accounts with SVB Financial Group, which accounts are subject to customary control agreements.

The Credit Facility contains customary representations and warranties, reporting and other covenants for credit facilities of this kind including prohibitions on the payment of cash dividends on the Company’s capital stock and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Company is subject to a quarterly financial covenant requiring the Company to achieve specified minimum consolidated product revenues. As of March 31, 2018, the Company was in compliance with the financial covenant. The events of default in the Credit Facility are customary for credit facilities of this kind, and include failure to pay interest or principal, breaches of affirmative and negative covenants, a material adverse change occurring, and cross defaults to other material agreements of the Company.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 31, 2017	$962
Additions during the period	-
Amortization during the period	(69)

At March 31, 2018	$893

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

Pursuant to the terms of the tax matters agreement entered into with Integer at the time of the Spin-off, until March 14, 2018, the Company was prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in its capital stock that, when combined with any other acquisition of an interest in its capital stock that occurs after the Spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of its gross assets if such transfer, sale or other disposition would violate the rules and regulations of the Internal Revenue Service; (iii) liquidating its business or (iv) ceasing to maintain its active business.

8.	COMMITMENTS AND CONTINGENCIES

Litigation – Periodically the Company is a party to various legal actions, both threatened and filed, arising in the normal course of business. While the Company does not expect that the ultimate resolution of any ordinary course pending actions will have a material effect on its results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending or threatened ordinary course legal action, which the Company currently believes to be immaterial, does not become material in the future.

On September 19, 2017, Boston Scientific Corporation filed a lawsuit in district court in Suffolk County, Massachusetts, against the Company and three former Boston Scientific employees recently hired by the Company, alleging tortious interference of contract on the part of the Company and breaches of contract related to non-solicitation and confidentiality by Boston Scientific’s former employees. No demands for any monetary relief or specific performance have been made by Boston Scientific at this time. The Company intends to vigorously defend against the allegations.

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. Inventory to be purchased by Nuvectra in 2018 under its supply agreements is subject to certain minimum order quantity requirements. As of March 31, 2018, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for 2018 are estimated at approximately $1.8 million and will primarily be financed by existing cash and cash equivalents, cash generated from sales, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the contracts generally contain provisions allowing for cancellation without significant penalty.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Operating Leases – The Company is party to various operating lease agreements for office and laboratory facilities. In the first quarter of 2018, the Company amended one of its office leases previously scheduled to expire to extend the expiration date until March 2023.

Minimum future estimated annual operating lease payments as of March 31, 2018 were expected to be (in thousands):

2018 (remaining 9 months)	$531
2019	720
2020	732
2021	745
2022	619
Thereafter	85
Total estimated operating lease payments	$3,432

9.	EARNINGS (LOSS) PER SHARE (“EPS”)

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the Company had no potentially dilutive securities outstanding for any of the periods presented.

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	March 31, 2017
Basic net loss per share:
Net loss	$(10,533)	$(13,122)
Weighted average common shares outstanding	12,509	10,335
Basic net loss per share	$(0.84)	$(1.27)
Diluted net loss per share:
Net loss	$(10,533)	$(13,122)
Weighted average common shares outstanding	12,509	10,335
Dilutive stock options, restricted stock and restricted stock units	-	-

Weighted average common shares outstanding – assuming dilution	12,509	10,335
Diluted net loss per share	$(0.84)	$(1.27)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive
	1,377	1,581

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of March 31, 2018, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants is presented as a long-term asset and a liability in the condensed consolidated balance sheet. The estimated fair value of the warrant liability will be revalued on a periodic basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to earnings. The table below presents a summary of changes in the fair value of the Company’s Level 3 liability warrants during the first quarter of 2018 (in thousands):

Balance at December 31, 2017	$400
Loss on fair value of warrant liability	55
Reclassification of warrant liability to equity upon issuance of warrants	(455)
Fair value of warrant liability issued in 2018	109
Gain on fair value of warrant liability	(15)

At March 31, 2018	$94

As discussed in Note 6, “Debt,” in connection with the issuance of warrants upon the amendment to the Credit Facility in February 2018, the fair value of a warrant liability was reclassified to equity. Additionally, the Company recognized a warrant liability related to the Term Loan C Commitment of $0.1 million.

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as Cash and Cash Equivalents on the consolidated balance sheet because of their original maturities of three months or less. Unrealized gains or losses for the periods presented are included in other comprehensive loss.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of March 31, 2018, the fair market value of marketable securities was approximately $43.4 million, all of which had original maturities of three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2018
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value
Cash	Level 1	$18,136	$-	$18,136
Government	Level 1	3,995	-	3,995
Financial	Level 2	10,337	-	10,337
Industrial	Level 2	10,888	-	10,888
Total		$43,356	$-	$43,356

		December 31, 2017
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$7,336	$-	$7,336
Government	Level 1	1,499	-	1,499
Financial	Level 2	3,799	(1)	3,798
Industrial	Level 2	8,649	-	8,649
Total		$21,283	$(1)	$21,282

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill, for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” During the first quarter of 2018 and 2017, no impairment charges were recorded related to the Company’s long-lived assets.

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on December 31, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.” During the first quarter of 2018 and 2017, no impairment charges were recorded related to the Company’s goodwill.

Warrants – In order to determine the fair value of the warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of the issuance date. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies. The following table summarizes the assumptions as of March 31, 2018 used for estimating the fair value of the warrants classified as liability awards:

Risk-free interest rate	2.87%
Expected volatility	65%
Contractual term (in years)	10
Dividend yield	-%

11.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company has two reportable segments and two reporting units, consisting of Nuvectra and NeuroNexus.

Nuvectra is a neurostimulation company committed to helping physicians improve the lives of people with chronic conditions. Algovita is the Company’s first commercial offering and is approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as SNM for the treatment of overactive bladder and DBS for the treatment of Parkinson’s disease and Essential Tremor. Revenue includes development and engineering service fees and sales from the release of Algovita in the United States and Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, and Virtis, the second application of the Company’s neurostimulation technology platform and its first product for the SNM market.

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

An analysis and reconciliation of the Company’s product lines, business segments and geographic information to the respective information in the consolidated financial statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Product line sales:
Algovita	$9,081	$3,387
Neural interface components and systems	1,037	1,201
Development and engineering service	456	452

Total sales	$10,574	$5,040

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

	Three Months Ended
	March 31, 2018	March 31, 2017
Business segment sales:
Nuvectra	$9,537	$3,839
NeuroNexus	1,037	1,201

Total sales	$10,574	$5,040

	Three Months Ended
	March 31, 2018	March 31, 2017
Segment (loss) income from operations:
Nuvectra	$(9,655)	$(12,605)
NeuroNexus	8	56
Total segment loss from operations	(9,647)	(12,549)
Unallocated operating expenses	—	—
Operating loss	(9,647)	(12,549)
Unallocated other expense, net	(873)	(573)
Loss before provision for income taxes	$(10,520)	$(13,122)

All of the Company’s long-lived tangible assets are located in the United States.

12.	related party transactions

On March 14, 2016, Integer completed the Spin-off, at which time the Company became a separate public company. The Company entered into, or amended, various agreements with Integer to effect the Spin-off and to provide a framework for the Company’s relationship with Integer going forward after the Spin-off including a supply agreement, license agreements, a separation and distribution agreement, a tax matters agreement, a transition services agreement and an employee matters agreement, which provided for the allocation between Nuvectra and Integer of assets, employees, liabilities and obligations (including PP&E, employee benefits, and tax-related assets and liabilities) attributable to the Company’s business for the period prior to, at, and after the Spin-off.

Employee Benefit Plans – Certain of the Company’s employees historically participated in various Integer stock-based compensation plans. Compensation expense allocated to Nuvectra for these plans from Integer was based upon the costs directly attributable to Nuvectra employees. See Note 5 “Employee Benefit Plans” for additional information.

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

Recently Adopted in 2018

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements.

NUVECTRA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. The adoption of ASU 2017-01 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. ASC 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs. The Company adopted ASU 2014-09 and its related amendments effective January 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method results in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for the impact to changes in the timing and amount of revenue recognition as well as the timing of capitalization and amortization of certain contract costs. With the exception of the increased disclosure requirements, the adoption of ASU 2014-09 did not have a material impact on the Company’s Consolidated Financial Statements as of the date of adoption, January 1, 2018 and as of and for the quarter ended March 31, 2018. Please see Note 2, “Revenue from Contracts with Customers,” for the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods), using a modified retrospective approach, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements can be identified by the use of words such as, but not limited to: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “target,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “can,” “continue,” “could,” “should,” “would,” “will,” and similar expressions or references to future periods. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include: (i) our ability to successfully commercialize Algovita and to develop, complete and commercialize enhancements or improvements to Algovita; (ii) our ability to successfully compete with our current SCS competitors and the ability of our U.S. sales representatives to successfully establish market share and acceptance of Algovita; (iii) the uncertainty of obtaining regulatory approvals in the United States and Europe for our Virtis SNM system; (iv) our ability to successfully launch and commercialize the Virtis SNM system if it receives regulatory approval; (v) our ability to demonstrate the features, perceived benefits and capabilities of Algovita to physicians and patients in competition with similar products already well-established and sold in the SCS market; (vi) our ability to anticipate and satisfy customer needs and preferences and to develop, introduce and commercialize new products or advancements and improvements to Algovita in order to successfully meet our customers’ expectations; (vii) the outcome of our development plans for our neurostimulation technology platform, including our ability to identify additional indications or conditions for which we may develop neurostimulation medical devices or therapies and seek regulatory approval thereof; (viii) our ability to identify business development and growth opportunities and to successfully execute on our strategy, including our ability to seek and develop strategic partnerships with third parties to, among other things, fund clinical and development costs for new product offerings; (ix) the performance by our development partners, including Aleva Neurotherapeutics, S.A., of their obligations under their agreements with us; (x) the scope of protection for our intellectual property rights covering Algovita and other products using our neurostimulation technology platform, along with any product enhancements or improvements; (xi) our ability to successfully build, attract and maintain an effective commercial infrastructure and qualified sales force in the United States; (xii) our compliance with all regulatory and legal requirements regarding implantable medical devices and interactions with healthcare professionals; (xiii) any product recalls, or the receipt of any warning letters, mandatory corrections or fines from any governmental or regulatory agency; (xiv) our ability to satisfy the conditions and covenants, including trailing six month revenue milestones, of our Credit Facility; and (xv) our ability to raise capital through means other than or in addition to the Credit Facility should it become necessary to do so, through another public offering of our common stock, private equity or debt financings, strategic partnerships, or other sources. Factors that could cause or contribute to such differences include, but are not limited to, those included in the section entitled “Risk Factors” in Nuvectra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

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

Our Financial Results

The discussion that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The following table presents certain selected financial information derived from our condensed consolidated financial statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2018	March 31, 2017	$	%
Sales:
Algovita	$9,081	$3,387	$5,694	168%
Neural interface components and systems	1,037	1,201	(164)	(14%)
Development and engineering services	456	452	4	1%
Total sales	10,574	5,040	5,534	110%
Cost of sales	4,808	2,411	2,397	99%

Gross profit	5,766	2,629	3,137	119%
Gross profit as a % of sales	54.5%	52.2%
Selling, general and administrative expenses (SG&A)	12,133	10,805	1,328	12%
SG&A as a % of total operating expenses	78.7%	71.2%
Research, development and engineering costs, net (RD&E)	3,280	4,373	(1,093)	(25%)
RD&E as a % of total operating expenses	21.3%	28.8%

Operating loss	(9,647)	(12,549)	2,902	23%
Interest expense, net	850	370	480	130%
Other expense, net	23	203	(180)	(89)%
Provision for income taxes	13	—	13	100%
Effective tax rate	0.0%	0.0%
Net loss	$(10,533)	$(13,122)	$2,589	20%
Diluted earnings per share	$(0.84)	$(1.27)	$0.43	34%

Sales

Algovita. The primary factor behind the 168% increase in sales from the first quarter of 2017 to the first quarter of 2018 was due to continued growth in volume of sales from the Company’s commercial launch of Algovita in the United States during 2016. We expect to continue to develop our worldwide sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States, to support future growth.

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

Neural Interface Components and Systems. Neural interface components and systems are related to our NeuroNexus segment and consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. The primary factor behind the 14% decrease in sales from the first quarter of 2017 to the first quarter of 2018 was due to decreased volume of component sales. Price fluctuations did not have a significant impact on sales for the periods presented.

Development and Engineering Service. We recognized $0.5 million of development and engineering services revenue during the first quarter of both 2018 and 2017 from our development agreement with Aleva. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of components and materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 99% increase in cost of sales from the first quarter of 2017 to the first quarter of 2018 was the increase in sales of our Algovita systems. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From the first quarter of 2017 to the first quarter of 2018 our gross profit increased $3.1 million, or 119%, and our gross profit as a percentage of sales, or gross margin, increased from 52.2% to 54.5%. These increases were primarily due to an increase in the volume of Algovita sales in the United States.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $1.3 million, or 12%, from the first quarter of 2017 to the first quarter of 2018. This increase was primarily the result of an increase in personnel-related expenses as we have continued to build our Algovita worldwide sales organization and increased marketing expenses as the Company prepares for the commercial launch of Virtis.

Our SG&A expenses may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense. Going forward, we expect SG&A expenses to continue to increase as we build our Virtis worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States. We expect that this will require recruiting appropriate and qualified direct sales representatives and independent sales agents, expanding our commercial infrastructure in the United States and training our direct sales representatives and independent sales agents. Thereafter, we expect that our sales representatives and independent sales agents will require lead time in the field to access and grow their network of accounts and produce sales results. We believe that successfully recruiting, training and retaining a sufficient number of productive sales representatives and independent sales agents is important in achieving our future growth objective.

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

RD&E costs decreased $1.1 million, or 25%, from the first quarter of 2017 to the first quarter of 2018. The decrease was primarily the result of timing of research projects and a decrease in the use of consultants.

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

Interest Expense, Net

Interest expense, net for the first quarter of 2018 and the first quarter of 2017 was $0.9 million and $0.4 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $1.0 million and $0.5 million for the first quarter of 2018 and the first quarter of 2017, respectively. The increase was primarily a result of an increase in our outstanding borrowings under our Credit Facility in the first quarter of 2018 as compared to the first quarter of 2017. Interest income from investments was $0.1 million for both the first quarter of fiscal year 2018 and the first quarter of 2017, respectively. For additional information, see Note 6 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Other Expense, Net

Other expense, net for the first quarter of 2018 and 2017 related primarily to the revaluation of our warrant liability due to the change in the estimated fair value.

Provision for Income Taxes

During the first quarters of 2018 and 2017, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. See Note 7 “Income Taxes” of the notes to our Condensed Consolidated Financial Statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future.

Immediately prior to the completion of the Spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have been using for the continued development and commercialization of Algovita, development of Virtis, and general corporate purposes. This cash capital contribution, together with our cash on hand, inclusive of the proceeds from the Company’s follow-on common stock offering completed in the first quarter of 2018, prior Credit Facility draw-downs (and additional funds available under our Credit Facility in the future, subject to the satisfaction of certain conditions), as well as cash generated from sales, is in an amount that we estimate will, based on our current plans and expectations, meet our cash needs for at least the next twelve months. Based on our sequential quarterly revenue growth since the commercial release of our Algovita system into the United States market, and on our expectations of future and continued revenue growth, we believe that the Company should be able to achieve these trailing six month revenue milestones during the relevant periods, although there can be no assurances that we will be able to do so due to unforeseen obstacles that may negatively affect our business. We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past sought, and may in the future seek, to explore strategic alternatives to finance our business plan, including but not limited to, a public offering of our common stock, private equity or debt financings, sale of non-strategic assets, or other sources, such as strategic partnerships.  We have elected and may continue to elect to make near-term decisions, including engaging in various capital generating initiatives, to provide additional liquidity. Furthermore, as of March 14, 2018, we are no longer be prohibited under the terms of the tax matters agreement with Integer from raising additional funds. However, if we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans. We are also focusing on increasing the sales of our products to generate cash flow to fund our operations. However, there can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing.

Currently, we expect our research and development expenditures for 2018 to be between approximately $15 million and $20 million. These expenditures are primarily to continue our research and development program to enhance and improve Algovita and Virtis and to continue to develop our neurostimulation technology platform for uses in indications outside of SCS and SNM. Costs are primarily related to development engineering, regulatory, quality and clinical affairs. We expect to finance these expenditures using cash on-hand, net proceeds from our follow-on common stock offering completed in February 2018, and from internally generated funds. We may increase, decrease or re-allocate these anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

Consolidated Cash Flows

Net cash used in operating activities was $9.8 million compared to a net loss of $10.5 million for the first quarter of 2018. Net cash used in operating activities was $15.1 million compared to a net loss of $13.1 million for the first quarter of 2017. The primary components driving the decrease in cash used in operating activities from the first quarter in 2017 to the first quarter in 2018 was the $2.6 million decrease in our net loss (adjusted to exclude non-cash charges) and changes in working capital accounts, specifically, the significant payments in the first quarter of 2017 ($3.2 million) related to large accounts payable and other current liabilities balance at the end of 2016 for inventory purchases from Integer in accordance with certain minimum order quantity requirements under our supply agreement. Additionally, there was an increase in accounts receivable of $1.3 million in the first quarter of 2017 as compared to a decrease in accounts receivable in $1.8 million in the first quarter of 2018.

Net cash used in investing activities was $0.1 million for the first quarter of 2018 compared to $5.3 million for the first quarter of 2017. Cash used in investing activities related to the purchases of property, plant and equipment. As of March 31, 2018, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2018 are estimated at approximately $1.8 million.

Net cash provided by financing activities was $35.6 million for first quarter of 2018 compared to less than $0.01 million for the first quarter of 2017. Cash provided by financing activities in the first quarter of 2018 was composed of $23.8 million from the sale of common stock and net borrowings under our amended Credit Facility of $12.5 million. Cash provided by financing activities in the first quarter 2017 was immaterial.

Credit Facility

As of February 2018, the Credit Facility consists of (a) term loan facilities in an aggregate maximum principal amount of $45 million comprised of (i) a $27.5 million Term Loan A Commitment, which was funded in full in February 2018, (ii) a $12.5 million Term Loan B Commitment, which also was funded in full at the closing of the amendment in February 2018 to repay the previously existing term loan, and (iii) a $5 million Term Loan C Commitment, which is available commencing on the date of achieving consolidated trailing six month product revenues of at least $25 million (the “Third Tranche Milestone”) and ending on the earlier of March 31, 2019 or sixty days following the Third Tranche Milestone.

Based on our sequential quarterly revenue growth since the commercial release of our Algovita system into the United States market, and on our expectations of future and continued revenue growth, we believe that the Company should be able to achieve the Third Tranche Milestone, although there can be no assurances that we will be able to do so due to unforeseen obstacles that may negatively affect our business. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 8.65%. At March 31, 2018 the interest rate on borrowings under the term loan was 8.65%. The Credit Facility provides for interest-only payments on outstanding term loan borrowings for 24 months after the first borrowing in February 2018 followed by 30 months of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

On March 18, 2016, in connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee of $1,125,000, which equaled 2.50% of the aggregate principal amount of the then-existing Credit Facility. On March 18, 2016, under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the then-existing $40 million term loan and $5 million revolving line of credit. We also paid a fee of $25,000 plus the expenses of the lenders when we amended the Credit Facility in February 2017 and a second amendment fee of approximately $0.8 million when we amended the Credit Facility in February 2018.

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

The Credit Facility includes affirmative and negative covenants, including an affirmative covenant regarding minimum revenue requirements, prohibitions on the payment of cash dividends on our capital stock, and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Credit Facility includes a prepayment fee for the prepayment of the outstanding term loan balance prior to the maturity date in an amount equal to $1.3 million plus 3.00% of the prepaid term loan balance for a prepayment made prior to February 2019, 2.00% of the prepaid term loan balance for a prepayment made prior to February 2020 and 1.00% of the prepaid term loan balance for a prepayment made thereafter. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property, which is subject to a negative pledge covenant.

For additional information regarding the Credit Facility, see Note 6, “Debt” of the notes to our condensed consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
(in thousands)
Term loans	$54,667	$3,508	$22,387	$28,772	$
Operating lease commitments (1)	3,432	710	1,458	1,264		-
Purchasing commitments (2)	30,389	20,389	10,000	-		-
Total	$88,488	$24,607	$33,845	$30,036		$-

(1)

We lease office and laboratory facilities located in Texas, Colorado and Michigan. The lease, as amended, for our Plano, Texas headquarters, which is with Integer, expires in March 2023. The leases, as amended, for our Broomfield, Colorado and Ann Arbor, Michigan facilities expire in September 2022 and June 2022, respectively.

(2)	Purchasing commitments represent contractual non-cancelable obligations to purchase goods and services to be used in our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – There have been no material changes from the Company’s interest rate risk as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a material impact on our net loss, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Periodically we are a party to various legal actions, both threatened and filed, arising in the normal course of business. While we do not expect that the ultimate resolution of any ordinary course pending actions will have a material effect on our results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending or threatened ordinary course legal action, which we currently believe to be immaterial, does not become material in the future.

On September 19, 2017, Boston Scientific Corporation filed a lawsuit in district court in Suffolk County, Massachusetts, against the Company and three former Boston Scientific employees recently hired by the Company, alleging tortious interference of contract on the part of the Company and breaches of contract related to non-solicitation and confidentiality by Boston Scientific’s former employees. No demands for any monetary relief or specific performance have been made by Boston Scientific at this time. The Company intends to vigorously defend against the allegations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit No.	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2.2	First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank)*

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

10.1

Sublease Modification & Extension Agreement, dated February 1, 2018, between Nuvectra Corporation and Greatbatch Ltd (filed as Exhibit 10.1 to our current report on Form 8-K on February 6, 2018, and incorporated herein by reference)

10.2

Second Amendment to Loan and Security Agreement, dated February 16, 2018, among Nuvectra Corporation, Algostim LLC, Pelvistim LLC, NeuroNexus Technologies, Inc. and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

10.3

Amendment No. 2 to the Transition Services Agreement, dated March 13, 2018, between Nuvectra Corporation and Integer Holdings Corporation (filed as Exhibit 10.1 to our current report on Form 8-K on March 19, 2018, and incorporated herein by reference)

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

NUVECTRA CORPORATION

Date: May 2, 2018	/s/ Scott F. Drees
Scott F. Drees
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2018	/s/ Walter Z. Berger
Walter Z. Berger
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2.2	First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank)*

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

10.1

Sublease Modification & Extension Agreement, dated February 1, 2018, between Nuvectra Corporation and Greatbatch Ltd (filed as Exhibit 10.1 to our current report on Form 8-K on February 6, 2018, and incorporated herein by reference)

10.2

Second Amendment to Loan and Security Agreement, dated February 16, 2018, among Nuvectra Corporation, Algostim LLC, Pelvistim LLC, NeuroNexus Technologies, Inc. and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

10.3

Amendment No. 2 to the Transition Services Agreement, dated March 13, 2018, between Nuvectra Corporation and Integer Holdings Corporation (filed as Exhibit 10.1 to our current report on Form 8-K on March 19, 2018, and incorporated herein by reference)

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