Form 10-Q
period 2018-06-30
Nuvectra Corp
filed 2018-08-07
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 23, 2018, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 14,260,449.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended June 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43,694	$28,165
Trade accounts receivable, net of allowance for doubtful accounts of $539 and $417 in 2018 and 2017, respectively	10,037	10,875
Inventories	4,717	4,978
Prepaid expenses and other current assets	1,792	1,011
Total current assets	60,240	45,029
Property, plant and equipment, net	5,873	6,219
Intangible assets, net	1,278	1,428
Goodwill	38,182	38,182
Other long-term assets	109	245
Total assets	$105,682	$91,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,431	$2,043
Accrued liabilities	8,534	8,827
Accrued compensation	4,748	4,392
Short-term debt	-	789
Total current liabilities	14,713	16,051
Other long-term liabilities	692	993
Long-term debt, net	38,674	25,886
Total liabilities	54,079	42,930

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,254,086 and 10,849,385 shares issued and outstanding in 2018 and 2017, respectively	14	11
Additional paid-in capital	151,736	125,999
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(100,147)	(77,836)
Total stockholders’ equity	51,603	48,173

Total liabilities and stockholders’ equity	$105,682	$91,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales:
Product	$12,755	$6,665	$22,873	$11,253
Service	394	558	850	1,010
Total sales	13,149	7,223	23,723	12,263
Cost of sales:
Product	5,762	3,273	10,216	5,374
Service	474	266	828	576
Total cost of sales	6,236	3,539	11,044	5,950
Gross profit	6,913	3,684	12,679	6,313
Operating expenses:
Selling, general and administrative expenses	13,460	11,186	25,593	21,991
Research, development and engineering costs, net	4,226	3,221	7,506	7,594
Total operating expenses	17,686	14,407	33,099	29,585
Operating loss	(10,773)	(10,723)	(20,420)	(23,272)
Interest expense, net	936	398	1,786	768
Other expense, net	54	117	77	320
Loss before provision for income taxes	(11,763)	(11,238)	(22,283)	(24,360)
Provision for income taxes	15	—	28	—
Net loss	$(11,778)	$(11,238)	$(22,311)	$(24,360)

Other comprehensive gain:
Unrealized holding gain on investments arising during period	—	2	1	2
Other comprehensive gain	—	2	1	2
Comprehensive loss	$(11,778)	$(11,236)	$(22,310)	$(24,358)

Basic and diluted net loss per share	$(0.83)	$(1.07)	$(2.04)	$(2.34)
Basic and diluted weighted average shares outstanding	14,209	10,458	10,922	10,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(22,311)	$(24,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	122	215
Write-downs of excess and obsolete inventories	335	203
Depreciation and amortization	903	755
Debt related amortization included in interest expense	533	327
Stock-based compensation	1,254	1,105
Changes in operating assets and liabilities:
Trade accounts receivable	716	(2,064)
Inventories	(74)	1,488
Prepaid expenses and other current assets	(781)	(693)
Accounts payable and other current liabilities	(904)	(7,161)
Accrued compensation	356	1,220
Other long-term liabilities	45	269
Net cash used in operating activities	(19,806)	(28,696)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(407)	(614)
Net cash used in investing activities	(407)	(614)
Cash flows from financing activities:
Borrowings under credit facility, net	11,711	—
Proceeds from the sale of common stock	24,046	—
Payments of financing costs related to issuance of common stock	(246)	—
Proceeds from the exercise of stock options	231	66
Payment of debt issuance costs and other financing activities	—	(42)
Net cash provided by financing activities	35,742	24
Net increase (decrease) in cash and cash equivalents	15,529	(29,286)
Cash and cash equivalents, beginning of period	28,165	63,710
Cash and cash equivalents, end of period	$43,694	$34,424

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	1,523	603
Acquisition of property, plant and equipment accrued not paid	—	18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
At December 31, 2017	10,849	$11	$125,999	$(77,836)	$(1)	$48,173
Issuance of common stock, net of issuance costs of $2,190	3,249	3	23,797	-	-	23,800
Issuance of common stock warrants	-	-	455	-	-	455
Option exercises	32	-	231	-	-	231
Restricted stock issued, net of stock forfeited	124	-	-	-	-	-
Stock-based compensation	-	-	1,254	-	-	1,254
Unrealized holding period gain	-	-	-	-	1	1
Net loss	-	-	-	(22,311)	-	(22,311)
At June 30, 2018	14,254	$14	$151,736	$(100,147)	$-	$51,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In March 2016, the Company was formed as a separate public company as a result of a spin-off (the “Spin-off”) from Integer Holdings Corporation (“Integer”).

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

Based on its current plans and expectations, the Company estimates that its cash on hand, which includes proceeds from the Company’s follow-on common stock offering completed in the first quarter of 2018 and prior credit facility draw-downs, supplemented by additional funds available under its credit facility (which are contingent on meeting a trailing six month revenue milestone) and cash generated from sales, should meet its cash needs for at least the next twelve months. Based on the Company’s sequential quarterly revenue growth since the commercial release of its Algovita system into the United States market, and on its expectations of future and continued revenue growth, the Company believes that it should be able to meet the trailing six month revenue milestone required for additional funds under its credit facility (as further discussed in Note 6, “Debt”), although there can be no assurances that the Company will be able to do so due to unforeseen obstacles that may negatively affect its business.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Write-downs of excess and obsolete inventories were $0.2 million and $0.05 million in the second quarter of 2018 and 2017, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

Goodwill Valuation – The Company tests its goodwill balances for impairment on December 31, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When evaluating goodwill for impairment, the Company compares the fair value of a reporting unit with its carrying amount. The Company recognizes an impairment charge for the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test is used to identify goodwill impairment and measure the amount for a goodwill impairment to be recognized, if any.  In addition, the Company also performs impairment tests of its other long-lived assets in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, when indicators of impairment exist.  The Company completed its annual impairment test of goodwill as of December 31, 2017 and the Company determined that it was more likely than not that the fair value of both reporting units exceeded their carrying value.  The Company did not identify any indicators of impairment that required an impairment test in either the first or second quarter of 2018 for its Nuvectra reporting unit.  The Company did not identify any indicators of impairment that required an impairment test in the second quarter of 2018 for its NeuroNexus reporting unit. In the first quarter of 2018, the Company evaluated strategic alternatives with respect to its NeuroNexus reporting unit which triggered an interim impairment test. Upon completing the goodwill impairment test for NeuroNexus, the Company determined that its fair value exceeded its carrying value.

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

Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. The projected cash flows for each asset or asset group considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset or asset group and expected profit margins giving consideration to historical and expected margins. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company did not identify any indicators of impairment in either the first or second quarter of 2018 for the Nuvectra asset group nor the second quarter of 2018 for the NeuroNexus asset group; however, as noted above, the Company performed an interim impairment test in the first quarter of 2018 for the NeuroNexus asset group and determined the undiscounted cash flows exceed the carrying amounts of long-lived assets.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable owed to the Company by its customers. The Company performs on-going credit evaluations of its customers. No customers individually accounted for more than 10% of the Company’s consolidated revenues in the six months ended June 30, 2018 or 2017. No customers individually accounted for more than 10% of the Company’s accounts receivable at June 30, 2018 or December 31, 2017. Additionally, the Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks. See Note 11 “Business Segments, Geographic and Concentration Risk Information” for additional information.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

The Company adopted ASC 606, Revenue From Contracts With Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as "legacy GAAP" or the "previous guidance." The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

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

4) Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

Disaggregated Revenue - Revenue Streams & Timing of Revenue Recognition

The Company’s most significant revenue streams include (i) product sales, consisting of Nuvectra’s Algovita and NeuroNexus’s neural interface systems and (ii) development and engineering service revenue. Following is a description of the nature of the Company’s disaggregated revenue streams. Also see Note 11, “Business Segments, Geographic and Concentration Risk Information” for further disaggregation of revenue by reportable segment.

Product Sales

The Company’s product sales revenues include sales of Algovita and neural interface systems and components to the neuroscience and clinical markets. Contracts may include one or more systems or components, each is determined to be a distinct performance obligation. Product revenue was $22.9 million for the six months ended June 30, 2018.

Algovita – Generally, Algovita product sales are made through the Company’s trained personnel when the Company has the obligation to perform the initial programming and stimulation which occurs on the same day as the trial or permanent procedure. For these customers, the products and the programming and stimulation services are not separately distinct but rather are a combined performance obligation for which revenue is recognized upon completion of the procedure. In cases where the customer has a Clinician Programmer and has undergone the requisite training in order to perform the programming and stimulation services, the Company recognizes revenue upon shipment when control passes to the customer. Similarly, when the Company sells through distributors or ships product directly to the end user and has no additional obligations, revenue is recognized at the time of shipment when control passes to the customer. For the remaining sales that are sent from the Company’s distribution center directly to hospitals and medical facilities, where product is ordered in advance of an implantation procedure and a valid purchase order has been received, the Company defers revenue until all programming and stimulation obligations are fulfilled.

Neural interface systems and components – Each component is a separate distinct performance obligation. The customer obtains control of the individual components upon shipment, and therefore revenue is recognized at that point in time.

Shipping and handling costs – Costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

Warranty – The Company provides a standard warranty against defects but does not provide a general right of return.

Significant judgments – The Company’s contracts with customers often include promises to transfer multiple products to a customer. Determining whether the promises are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Development and Engineering Service Revenue

The Company’s development services are typically provided on a fixed-fee basis. Service revenue is recognized over time as the services are performed using an input method, on a cost-to-cost basis. In 2017 and 2018, the Company had one contract that generated development and engineering services revenue with Aleva Neurotherapeutics S.A. (“Aleva”). Under this contract, the Company is leveraging its neurostimulation technology platform in its performance of services in the development of a DBS system for Aleva to treat Parkinson’s disease and Essential Tremor. If successful, the Company will provide Aleva a royalty bearing distribution license for commercialization by Aleva. The Company concluded that the licenses and the development services were not separately distinct given the proprietary nature of the Company’s technology. As such, the combined performance obligation will be recognized over time as costs are incurred. The transaction price includes a fixed fee, payable monthly based on the progress completion in satisfying the performance obligations in that month, royalties on future sales of the licensed technology, and non-cash consideration for the customer commitment to issue the Company a common stock warrant upon CE Mark approval in Europe. When the Company receives consideration in the form of royalties for intellectual property licenses, the Company will estimate the royalty revenue and recognize in the period that the royalty-bearing event, a sale by the customer, occurs, however, the non-cash consideration is a form of variable consideration which must be estimated at contract inception which requires significant judgment. See the “Significant Judgments” section below for further discussion. Services revenue recognized over time was $0.9 million for the first six months of 2018. The Company is still performing services and the client has yet to receive CE Mark approval and therefore, the Company has not yet billed or recognized any royalty revenue to date.

Significant judgments – The Company’s contracts with customers often include promises to transfer multiple products to a customer. Determining whether the promises are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment, specifically for development and engineering service revenues. Once the performance obligations are identified, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenues are recognized as the related performance obligations are satisfied as discussed above. Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of the balance sheet date. The Company has elected to apply certain optional exemptions that limit this requirement to exclude contracts which are expected to be satisfied within one year as well as the potential royalty license revenue. After considering these exemptions, the Company’s service revenue contract with Aleva is subject to this disclosure for the portion of the transaction price not subject to royalties. As of June 30, 2018, the estimated revenue expected to be recognized in the future related to this contract totals $1.5 million and is expected to be recognized over the following 12 to 18 months.

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

Revenue recognized during the first six months of 2018 from amounts included in deferred revenue at the beginning of the period was $0.1 million, which was related to product sales revenue. There was no revenue recognized during the first six months of 2018 from performance obligations satisfied or partially satisfied in previous periods. During the six months ended June 30, 2018, there were no contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Costs to Obtain and Fulfill a Contract

The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less, and therefore, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the expected period of benefit of those costs is longer than one year. As of January 1, 2018 and June 30, 2018, all contract acquisition costs have been expensed as incurred as the period of benefit is less than one year.

Certain NeuroNexus contracts may include pre-production activities, design work for custom products. The Company’s policy is to capitalize incremental costs incurred to fulfill its contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs have historically been immaterial. Accordingly, there are no capitalized fulfillment costs as of January 1, 2018 or June 30, 2018.

3.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2018
Technology and patents	$1,058	$(694)	$364
Customer lists	1,869	(955)	914
Total intangible assets	$2,927	$(1,649)	$1,278
At December 31, 2017
Technology and patents	$1,058	$(624)	$434
Customer lists	1,869	(875)	994
Total intangible assets	$2,927	$(1,499)	$1,428

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of sales	$35	$31	$70	$63
Selling, general and administrative expenses	40	41	80	81
Total intangible asset amortization expense	$75	$72	$150	$144

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2018	$148
2019	293
2020	209
2021	194
2022	108
Thereafter	326
Total estimated amortization expense	$1,278

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

4.	Accrued Liabilities

 Accrued liabilities consisted of the following (in thousands):

	At
	June 30, 2018	December 31, 2017
Inventory purchases	$5,252	$5,825
Research and development	1,016	164
Regulatory, clinical and quality	401	358
Warranty reserve	316	195
Interest	297	199
Deferred revenue	266	335
Sales and marketing	170	321
Sales and use tax	151	145
Legal	93	358
Information technology system and infrastructure implementations	16	114
Operations engagement fee	-	200
Insurance	-	127
Accrued other	556	486
Total accrued liabilities	$8,534	$8,827

5.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan (the “2016 Equity Plan”) provides that the Compensation and Organization Committee of the Company’s Board of Directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to adjustment provisions in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 1,963,614.

During the six months ended June 30, 2018, the Compensation Committee granted equity awards aggregating 275,712 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three and six months ended June 30, 2018 was approximately $0.7 million and $1.3 million, respectively.

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

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Integer and prior to the Spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three-year period and are settled in shares of Integer common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Integer equity incentives. In addition, certain incentive awards that were originally granted under an Integer equity incentive award plan adjusted into an incentive award of Nuvectra common stock at the time of the Spin-off. There was no compensation cost related to these equity incentives for the three and six months ended June 30, 2018. Compensation cost related to these Integer equity incentives was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Stock options	$295	$239	$501	$410
Restricted stock and restricted stock units	408	389	753	695
Total stock-based compensation expense	$703	$628	$1,254	$1,105

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Selling, general and administrative expense	$588	$542	$1,061	$984
Research, development and engineering costs, net	115	86	193	121
Total stock-based compensation expense	$703	$628	$1,254	$1,105

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted average fair value	$8.33	$3.61	$8.02	$3.57
Risk-free interest rate	2.63%	2.04%	2.63%	2.06%
Expected volatility	65%	55%	65%	55%
Holding period (in years)	6	6	6	6
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the stock option activity during the first six months of 2018:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	870,820	$6.78
Granted	182,197	13.29
Exercised	(32,113)	7.20
Forfeited or expired	(22,764)	9.37
Outstanding at June 30, 2018	998,140	$7.89	7.60	$12,622
Exercisable at June 30, 2018	544,391	$6.56	6.46	$7,607

The Company received proceeds totaling $231 thousand upon the exercise of 32,113 stock options during the first six months of 2018.

The following table summarizes the restricted stock and restricted stock unit activity during the first six months of 2018:

	Time-Vested Activity	Weighted Average Fair Value
Non-vested at December 31, 2017	429,005	$6.88
Granted	93,515	13.72
Vested	(124,622)	13.14
Forfeited	(41,151)	7.47
Non-vested at June 30, 2018	356,747	$8.64

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan (the “Bonus Plan”) provide for both annual discretionary cash contribution-based bonuses and cash performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in some instances, members of the Board of Directors. Compensation cost related to the Bonus Plan for the three and six months ended June 30, 2018 was approximately $0.8 million and $1.2 million, respectively. Compensation cost related to the Bonus Plan for the three and six months ended June 30, 2017 was approximately $0.6 million and $1.3 million, respectively.

Defined Contribution Plans – The Company sponsors a defined contribution Section 401(k) plan for its employees. The plan provides for the deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a discretionary match by the Company. For each of the three and six months ended June 30, 2018 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. Direct costs related to this defined contribution plan were $0.07 million and $0.1 million for the three and six months ended June 30, 2017, respectively.

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	June 30, 2018	December 31, 2017
Term loan	$43,100	$29,631
Deferred financing fees	(843)	(962)
Discount on debt	(3,583)	(1,994)
Total debt	38,674	26,675
Less current portion of long-term debt	-	789
Total long-term debt	$38,674	$25,886

Credit Facility – The Company has a credit facility, originally entered into and funded in March 2016 and subsequently amended in February 2017 and February 2018 (the “Credit Facility”), that consists of term loan facilities in an aggregate maximum principal amount of $45 million. The term loan facilities are comprised of (i) a $27.5 million Term Loan A Commitment, which replaced the previously-existing $27.5 million term loan, (ii) a $12.5 million Term Loan B Commitment, which was funded in February 2018, and (iii) a $5 million Term Loan C Commitment, which is available commencing on the date the Company achieves consolidated trailing six-month product revenues of at least $25 million (the “Third Tranche Milestone”) and ending on the earlier of March 31, 2019 or sixty days following the occurrence of the Third Tranche Milestone (collectively, the “Term Loans”). Based on the Company’s sequential quarterly revenue growth since the commercial release of its Algovita system into the United States market, and on its expectations of future and continued revenue growth, the Company believes that it should be able to achieve the Third Tranche Milestone, although there can be no assurances that the Company will be able to do so due to unforeseen obstacles that may negatively affect its business.

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 8.65%. At June 30, 2018 the interest rate on borrowings under the Term Loans was 8.90%. The Company pays monthly accrued interest only on the Term Loans through March 2020 and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 30 months. At the maturity of the Term Loans, on September 1, 2022, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in-substance discount and is being amortized using the straight-line method over the life of the loan.

In connection with the February 2018 amendment to the Credit Facility, Term Loan A and Term Loan B were funded for aggregate gross proceeds of $40 million, of which $27.5 million was applied to repay the outstanding principal balance of the previously-existing term loans. The Company determined that it met the criteria to be accounted for as a modification in which any unamortized debt discount is amortized over the remaining term of the exchanged or modified debt. The Company also paid a fee of approximately $0.8 million in connection with the February 2018 amendment, which was recorded as a discount on long-term debt to be amortized over the term of Term Loan B. The Term Loan C Commitment is subject to a non-use fee of 5% of the amount of such commitment if the commitment becomes available, but the Company declines to borrow thereunder. If any Term Loans are prepaid prior to their scheduled maturity, the Company must pay, in addition to the Final Payment, a prepayment fee equal to $1.3 million plus 3% of the prepaid principal if paid prior to February 2019, 2% of the prepaid principal if paid prior to February 2020, and 1% of the prepaid principal if paid thereafter.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The Loans are secured by a first priority lien on substantially all of the assets of the Company, including, without limitation, all cash, deposit accounts, accounts receivable, equipment, inventory, contract rights, and the Company’s real property located in Blaine, Minnesota, but excluding all intellectual property of the Company (other than accounts receivable and proceeds of intellectual property). The Company’s intellectual property is subject to a negative pledge. The Company must maintain its primary operating and investment accounts with SVB Financial Group, one of the Company’s lenders under the Credit Facility, which accounts are subject to customary control agreements.

The Credit Facility contains customary representations and warranties, reporting and other covenants for credit facilities of this kind including prohibitions on the payment of cash dividends on the Company’s capital stock and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Company is subject to a quarterly financial covenant requiring the Company to achieve specified minimum consolidated product revenues. As of June 30, 2018, the Company was in compliance with the financial covenant. The events of default in the Credit Facility are customary for credit facilities of this kind, and include failure to pay interest or principal, breaches of affirmative and negative covenants, a material adverse change occurring, and cross defaults to other material agreements of the Company.

Warrants – As a condition to the lenders’ initial funding of the initial Term Loan A Commitment on March 18, 2016 in the amount of $15 million, the Company issued to each of the two lenders, Oxford Finance LLC and SVB Financial Group (successor by assignment to Silicon Valley Bank), a warrant to purchase 56,533 shares of Nuvectra common stock (a total of 113,066 shares) at an exercise price of $5.97 per share, which warrants are exercisable until March 18, 2026. Additionally, the Company incurred $1.5 million in fees and other direct costs of the debt transaction in connection with the initial funding. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt along with the cash issuance costs and as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of the Term Loan A Commitment.

As a condition to the lenders’ funding the initial Term Loan B Commitment on September 28, 2017 in the amount of $12.5 million, the Company issued to each of the two lenders a warrant to purchase 22,844 shares of Nuvectra common stock (a total of 45,688 shares) at an exercise price of $12.31 per share, which warrants are exercisable until September 28, 2027. In connection with the February 2017 Credit Facility amendment, the Company paid fees of $0.04 million. The fair value of the warrants on the date of grant totaled approximately $0.4 million and was recorded as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of the Term Loan B Commitment.

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

Upon the funding of the Term Loan C Commitment, the two lenders will each be entitled to additional warrants for the purchase of Nuvectra common stock. The number of shares under each warrant will be equal to the amount of the term loan made by each lender multiplied by 4.50% and divided by the then current trading price of Nuvectra common shares. The exercise price of the warrants will be equal to the lower of the average closing price of the Company’s common stock for the ten previous days of trading or the closing price of its common stock on the day prior to such commitment funding. The fair value of these potential future warrants as of June 30, 2018 was approximately $0.2 million and was recorded in other long-term liabilities in the consolidated balance sheet. The warrants were classified as a derivative liability because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, the derivative liability warrants will be re-measured to its fair value at the end of each reporting period until it meets the requirements for equity treatment or is cancelled. See Note 10 “Fair Value Measurements” for additional information.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 31, 2017	$962
Additions during the period	-
Amortization during the period	(119)

At June 30, 2018	$843

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

Pursuant to the terms of the tax matters agreement entered into with Integer at the time of the Spin-off, until March 14, 2018, the Company was prohibited from (i) causing or permitting to occur any transaction or series of transactions, subject to certain exceptions provided under the U.S. federal income tax rules, in connection with which one or more persons would (directly or indirectly) acquire an interest in its capital stock that, when combined with any other acquisition of an interest in its capital stock that occurs after the Spin-off, comprises 30% or more of the value or the total combined voting power of all interests that are treated as outstanding equity of Nuvectra for U.S. federal income tax purposes immediately after such transaction or, in the case of a series of related transactions, immediately after any transaction in such series; (ii) transferring, selling or otherwise disposing of 35% or more of its gross assets if such transfer, sale or other disposition would violate the rules and regulations of the Internal Revenue Service; (iii) liquidating its business or (iv) ceasing to maintain its active business. The tax matters agreement terminated in full on March 14, 2018.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. Inventory to be purchased by Nuvectra in 2018 under its supply agreements is subject to certain minimum order quantity requirements. As of June 30, 2018, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2018 are estimated at approximately $1.6 million and will primarily be financed by existing cash and cash equivalents, cash generated from sales, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the contracts generally contain provisions allowing for cancellation without significant penalty.

Operating Leases – The Company is party to various operating lease agreements for office and laboratory facilities. In the first quarter of 2018, the Company amended one of its office leases to extend the expiration date until March 2023.

Minimum future estimated annual operating lease payments as of June 30, 2018 were expected to be (in thousands):

2018 (remaining 6 months)	$356
2019	720
2020	732
2021	745
2022	619
Thereafter	85
Total estimated operating lease payments	$3,257

9.	EARNINGS (LOSS) PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the Company had no potentially dilutive securities outstanding for any of the periods presented.

The following table illustrates the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Basic net loss per share:
Net loss	$(11,778)	$(11,238)	$(22,311)	$(24,360)
Weighted average common shares outstanding	14,209	10,458	10,922	10,396
Basic net loss per share	$(0.83)	$(1.07)	$(2.04)	$(2.34)
Diluted net loss per share:
Net loss	$(11,778)	$(11,238)	$(22,311)	$(24,360)
Weighted average common shares outstanding	14,209	10,458	10,922	10,396
Dilutive stock options, restricted stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – assuming dilution	14,209	10,458	10,922	10,396
Diluted net loss per share	$(0.83)	$(1.07)	$(2.04)	$(2.34)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,518	1,812	1,518	1,812

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of June 30, 2018, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

The Company has categorized its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants is presented as a long-term asset and a liability in the condensed consolidated balance sheet. The estimated fair value of the warrant liability will be revalued on a periodic basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to earnings. The table below presents a summary of changes in the fair value of the Company’s Level 3 liability warrants during the first six months of 2018 (in thousands):

Balance at December 31, 2017	$400
Loss on fair value of warrant liability	55
Reclassification of warrant liability to equity upon issuance of warrants	(455)
Fair value of warrant liability issued in 2018	109
Loss on fair value of warrant liability	41

At June 30, 2018	$150

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

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of June 30, 2018, the fair market value of marketable securities was approximately $40.6 million, all of which had original maturities of three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		June 30, 2018
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$14,146	$-	$14,146
Financial	Level 2	13,896	-	13,896
Industrial	Level 2	12,548	-	12,548
Total		$40,590	$-	$40,590

		December 31, 2017
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$7,336	$-	$7,336
Government	Level 1	1,499	-	1,499
Financial	Level 2	3,799	(1)	3,798
Industrial	Level 2	8,649	-	8,649
Total		$21,283	$(1)	$21,282

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill, for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” During the first six months of 2018 and 2017, no impairment charges were recorded related to the Company’s long-lived assets.

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on December 31, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.” During the first six months of 2018 and 2017, no impairment charges were recorded related to the Company’s goodwill.

Warrants – In order to determine the fair value of the warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of the issuance date. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies. The following table summarizes the assumptions as of June 30, 2018 used for estimating the fair value of the warrants classified as liability awards:

Risk-free interest rate	1.93%
Expected volatility	65%
Contractual term (in years)	10
Dividend yield	-%

11.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company has two reportable segments and two reporting units, consisting of Nuvectra and NeuroNexus.

Nuvectra is a neurostimulation company committed to helping physicians improve the lives of people with chronic conditions. Algovita is the Company’s first commercial offering and is approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as SNM for the treatment of overactive bladder and DBS for the treatment of Parkinson’s disease and Essential Tremor. Revenue includes development and engineering service fees and sales from the release of Algovita in the United States and Europe. Future revenues of Nuvectra are expected to come primarily from sales of Algovita, particularly after expansion of its launch commercially in the United States, and, subject to FDA approval, Virtis, the second application of the Company’s neurostimulation technology platform and its first product for the SNM market.

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

An analysis and reconciliation of the Company’s product lines, business segments and geographic information to the respective information in the consolidated financial statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped or services are rendered (in thousands):

	Three Months Ended		Six Months Ended
Product line sales:	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Algovita	$11,509	$5,491	$20,590	$8,878
Neural interface components and systems	1,246	1,174	2,283	2,375
Development and engineering service	394	558	850	1,010

Total sales	$13,149	$7,223	$23,723	$12,263

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

	Three Months Ended		Six Months Ended
Business segment sales:	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Nuvectra	$11,903	$6,049	$21,440	$9,888
NeuroNexus	1,246	1,174	2,283	2,375

Total sales	$13,149	$7,223	$23,723	$12,263

	Three Months Ended		Six Months Ended
Segment (loss) income from operations:	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Nuvectra	$(11,032)	$(10,813)	$(20,687)	$(23,418)
NeuroNexus	259	90	267	146
Total segment (loss) income from operations	(10,773)	(10,723)	(20,420)	(23,272)
Unallocated operating expenses	—	—	—	—
Operating loss	(10,773)	(10,723)	(20,420)	(23,272)
Unallocated other expense, net	(990)	(515)	(1,863)	(1,088)
Loss before provision for income taxes	$(11,763)	$(11,238)	$(22,283)	$(24,360)

All of the Company’s long-lived tangible assets are located in the United States.

12.	related party transactions

On March 14, 2016, Integer completed the Spin-off, at which time the Company became a separate public company. The Company entered into, or amended, various agreements with Integer to effect the Spin-off and to provide a framework for the Company’s relationship with Integer after the Spin-off including a supply agreement, license agreements, a separation and distribution agreement, a tax matters agreement, a transition services agreement and an employee matters agreement, which provided for the allocation between Nuvectra and Integer of assets, employees, liabilities and obligations (including PP&E, employee benefits, and tax-related assets and liabilities) attributable to the Company’s business for the period prior to, at, and after the Spin-off. The tax matters agreement expired on its scheduled termination date of March 14, 2018. The transition services agreement and employee matters agreement are also no longer in effect.

Employee Benefit Plans – Prior to the Spin-off, certain of the Company’s employees participated in various Integer stock-based compensation plans. Compensation expense allocated to Nuvectra for these plans from Integer was based upon the costs directly attributable to Nuvectra employees. See Note 5 “Employee Benefit Plans” for additional information.

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

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. ASC 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs. The Company adopted ASU 2014-09 and its related amendments effective January 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method results in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for the impact to changes in the timing and amount of revenue recognition as well as the timing of capitalization and amortization of certain contract costs. With the exception of the increased disclosure requirements, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption, January 1, 2018 and as of and for the quarter ended June 30, 2018. Please see Note 2, “Revenue from Contracts with Customers,” for the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of ASU 2016-13 is to replace the current incurred loss impairment methodology, for financial assets measured at amortized cost, with a methodology that reflects expected credit losses. It also requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements can be identified by the use of words such as, but not limited to: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “target,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “can,” “continue,” “could,” “should,” “would,” “will,” and similar expressions or references to future periods. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.   Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include: (i) our ability to successfully commercialize Algovita and to develop, complete and commercialize enhancements or improvements to Algovita; (ii) our ability to successfully compete with our current SCS competitors and the ability of our U.S. sales representatives to successfully establish market share and acceptance of Algovita; (iii) the uncertainty and timing of obtaining regulatory approvals in the United States and Europe for our Virtis SNM system; (iv) our ability to successfully launch and commercialize the Virtis SNM system if and when it receives regulatory approval; (v) our ability to demonstrate the features, perceived benefits and capabilities of Algovita to physicians and patients in competition with similar products already well-established and sold in the SCS market; (vi) our ability to anticipate and satisfy customer needs and preferences and to develop, introduce and commercialize new products or advancements and improvements to Algovita in order to successfully meet our customers’ expectations; (vii) the outcome of our development plans for our neurostimulation technology platform, including our ability to identify additional indications or conditions for which we may develop neurostimulation medical devices or therapies and seek regulatory approval thereof; (viii) our ability to identify business development and growth opportunities and to successfully execute on our strategy, including our ability to seek and develop strategic partnerships with third parties to, among other things, fund clinical and development costs for new product offerings; (ix) the performance by our development partners, including Aleva Neurotherapeutics, S.A., of their obligations under their agreements with us; (x) the scope of protection for our intellectual property rights covering Algovita and other products using our neurostimulation technology platform, along with any product enhancements or improvements; (xi) our ability to successfully build, attract and maintain an effective commercial infrastructure and qualified sales force in the United States; (xii) our compliance with all regulatory and legal requirements regarding implantable medical devices and interactions with healthcare professionals; (xiii) our reliance on each of Integer, our exclusive and sole manufacturer and supplier of parts and components for Algovita, and Minnetronix, Inc., our sole-source supplier of external peripheral devices; (xiv) any supplier shortages related to Algovita or its components and any manufacturing disruptions which may impact our inventory supply as we expand our business; (xv) any product recalls, or the receipt of any warning letters, mandatory corrections or fines from any governmental or regulatory agency; (xvi) our ability to satisfy the conditions and covenants, including trailing six month revenue milestones, of our Credit Facility; and (xvii) our ability to raise capital through means other than or in addition to the Credit Facility should it become necessary to do so, through another public offering of our common stock, private equity or debt financings, strategic partnerships, or other sources. Factors that could cause or contribute to such differences include, but are not limited to, those included in the section entitled “Risk Factors” in Nuvectra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

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

Our Algovita™ SCS system, or Algovita, is the first application of our neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and limbs. Algovita received premarket approval from the FDA in November 2015, and we commercially launched Algovita in the United States during the first half of 2016. Outside of the United States, Algovita obtained CE Mark approval in June 2014 and is indicated for the treatment of chronic intractable pain of the trunk or limbs. Algovita is reimbursable under existing SCS codes in the United States, the European Union and Australia, and has been commercially available to patients in Germany and several other European countries since November 2014.

Nuvectra Corporation

We have also developed our existing platform for use in the SNM market and have filed regulatory submissions with the FDA and CE Mark authorities in January 2017 and December 2016, respectively, for Virtis, the Company’s SNM system for the treatment of chronic urinary retention and the symptoms of overactive bladder. We received requests from the FDA and CE Mark authorities for additional information and data regarding these submissions on July 2, 2018 and June 22, 2018, respectively, as further described below under “Strategic and Financial Overview.”

In addition, in early 2016, we entered into a development agreement with Aleva. This agreement provided that we would leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development. During the third quarter of 2017, Aleva received additional financing, and we entered into our amended and restated development agreement.

Our results also include the operations of our subsidiary NeuroNexus. NeuroNexus works closely with researchers to develop and refine new tools that aid and advance neuroscience research. NeuroNexus designs, manufactures and sells neural interface systems including high quality, high density microelectrode arrays, custom designed probes, electrode instrumentation and accessories.

Our revenues include sales of Algovita, neural interface technology, components and systems to the neuroscience and clinical markets, and development and engineering service fees. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our launch commercially in the United States, and, pending regulatory approvals, from Virtis, the second application of our neurostimulation technology platform and our first product for the SNM market. From time to time, our future revenues may also include technology licensing fees, development and engineering service fees, and royalty fees.

Our Customers

Algovita was designed to provide pain management solutions to patients who have evolving requirements and needs. We are still developing our customer base for Algovita, which includes distributors in Europe and hospitals, surgery centers and medical facilities in the United States served through a direct sales force and third-party distributors; therefore, the nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Our NeuroNexus customers include institutions, scientists or universities throughout the world who perform research for the neuroscience and clinical markets. Additionally, in the DBS market, our customer is Aleva, whom we service through a strategic development agreement.

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

We have been leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as SNM and DBS, and are exploring other emerging indications. We submitted a pre-market approval application for Virtis to TÜV SÜD, our notified body in Europe, and the FDA, our notified body in the United States, in December 2016 and January 2017, respectively. On July 2, 2018, we received notice from the FDA regarding our original pre-market approval application and our subsequent amendment to such application for Virtis. The FDA required that the Company provide supplemental information related to modifications to the Virtis device, labeling and manufacturing, as well as clarifications of data related to magnetic resonance imaging (“MRI”). We have recently filed our response to the FDA's requests. The FDA now has up to 180 days from our submission to review our response.

On June 22, 2018, we also received notice from TÜV SÜD regarding our Virtis application for CE Mark. TÜV SÜD notified us that it was requesting additional clinical study data regarding the safety and efficacy of the device for the requested indication. We are currently evaluating the best path forward to determine whether a clinical studies plan can be effectuated in a timely and cost-effective manner. If we determine a strategy that meets our objectives, we may move forward after obtaining FDA approval.

Nuvectra Corporation

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

Nuvectra Corporation

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

	Three Months Ended				Six Months Ended
	June 30,	June 30,	Change		June 30,	June 30,	Change
	2018	2017	$	%	2018	2017	$	%
Sales:

Algovita	$11,509	$5,491	$6,018	110%	$20,590	$8,878	$11,712	132%
Neural interface components and systems	1,246	1,174	72	6%	2,283	2,375	(92)	(4)%
Development and engineering services	394	558	(164)	(29)%	850	1,010	(160)	(16)%

Total sales	13,149	7,223	5,926	82%	23,723	12,263	11,460	93%

Cost of sales	6,236	3,539	2,697	76%	11,044	5,950	5,094	86%

Gross profit	6,913	3,684	3,229	88%	12,679	6,313	6,366	101%
Gross profit as a % of sales	52.6%	51.0%			53.4%	51.5%
Selling, general and administrative expenses (SG&A)	13,460	11,186	2,274	20%	25,593	21,991	3,602	16%
SG&A as a % of total operating expenses	76.1%	77.6%			77.3%	74.3%
Research, development and engineering costs, net (RD&E)	4,226	3,221	1,005	31%	7,506	7,594	(88)	(1)%
RD&E as a % of total operating expenses	23.9%	22.4%			22.7%	25.7%

Operating loss	(10,773)	(10,723)	(50)	0%	(20,420)	(23,272)	2,852	(12)%

Interest expense, net	936	398	538	135%	1,786	768	1,018	133%

Other expense, net	54	117	(63)	(54)%	77	320	(243)	(76)%

Provision for income taxes	15	—	15	100%	28	—	28	100%
Effective tax rate	0.0%	0.0%			0.0%	0.0%

Net loss	$(11,778)	$(11,238)	$(540)	5%	$(22,311)	$(24,360)	$2,049	(8)%

Diluted earnings per share	$(0.83)	$(1.07)	$0.24	(22)%	$(2.04)	$(2.34)	$0.30	(13)%

Sales

Algovita. The primary factor behind the 110% increase in sales from the second quarter of 2017 to the second quarter of 2018 and the 132% increase in sales from the first six months of 2017 to the first six months of 2018 was the continued growth in volume of sales from the Company’s commercial launch of Algovita in the United States during 2016. We expect to continue to develop our worldwide sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States, to support future growth.

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

Nuvectra Corporation

Neural Interface Components and Systems. Neural interface components and systems are related to our NeuroNexus segment and consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. Sales increased 6% from the second quarter of 2017 to the second quarter of 2018 and decreased 4% from the first six months of 2017 to the first six months of 2018.

Development and Engineering Service. We recognized $0.4 million and $0.9 million of development and engineering services revenue during the second quarter and first six months of 2018, respectively, and $0.6 million and $1.0 million of revenue during the second quarter and first six months of 2017, respectively, from our development agreement with Aleva. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of components and materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 76% increase in cost of sales from the second quarter of 2017 to the second quarter of 2018 was the increase in sales of our Algovita systems. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From the second quarter of 2017 to the second quarter of 2018 our gross profit increased $3.2 million, or 88%, and our gross profit as a percentage of sales, or gross margin, increased from 51.0% to 52.6%. These increases were primarily due to an increase in the volume of Algovita sales in the United States.

Our gross margin has been and will continue to be affected by a variety of factors, including by our revenue mix as margins vary across each of our product lines, the costs to have our product manufactured for us, inventory-related charges and write-downs, the ratio of trial to permanent implants, and the average selling prices of our products. We expect our gross margin to be positively affected over time to the extent we are successful in reducing manufacturing costs and our revenue mix continues to shift towards Algovita and, if and when approved for commercial sale, Virtis. However, our gross margin may continue to fluctuate from period to period.

The primary factor behind the 86% increase in cost of sales from the first six months of 2017 to the first six months of 2018 was the increased sales of our Algovita systems. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From the first six months of 2017 to the first six months of 2018 our gross profit increased $6.4 million or 101%, and our gross profit as a percentage of sales, or gross margin, increased from 51.5% to 53.4%. These increases were primarily due to an increase in the volume of Algovita sales in the United States.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $2.3 million, or 20%, from the second quarter of 2017 to the second quarter of 2018. This increase was primarily the result of an increase in personnel-related expenses as we have continued to increase our sales of our Algovita product.

SG&A expenses increased $3.6 million, or 16%, from the first six months of 2017 to the first six months of 2018. This increase was primarily the result of an increase in personnel-related expenses as we have continued to increase our sales of our Algovita product and increased marketing expenses as we prepare for the commercial launch of Virtis, subject to regulatory approvals.

Our SG&A expenses may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense. Going forward, we expect SG&A expenses to continue to increase as we build our Virtis worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States pending regulatory approvals. We expect that this will require recruiting appropriate and qualified direct sales representatives and independent sales agents, expanding our commercial infrastructure in the United States and training our direct sales representatives and independent sales agents. Thereafter, we expect that our sales representatives and independent sales agents will require lead time in the field to access and grow their network of accounts and produce sales results. We believe that successfully recruiting, training and retaining a sufficient number of productive sales representatives and independent sales agents is important in achieving our future growth objective.

Nuvectra Corporation

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

RD&E costs increased $1.0 million, or 31%, from the second quarter of 2017 to the second quarter of 2018. The increase was primarily the result of an increase in personnel-related expenses and the timing of research project-related expenses.

There was no material change to RD&E costs for the first six months of 2018 compared to the same period in 2017.

As we must continually strive to anticipate and meet our customers’ and patients’ evolving needs and preferences, we expect to continue to invest in product development, product enhancements and improvements and future clinical studies to further develop and update our existing technologies and to expand the features offered in Algovita and Virtis. We also intend to continue to pursue strategic partnerships to fund clinical and development costs, in part or in full, of new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, obtain assistance in performing clinical studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Interest Expense, Net

Interest expense, net for the second quarter of 2018 and the second quarter of 2017 was $0.9 million and $0.4 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $1.2 million and $0.5 million for the second quarter of 2018 and the second quarter of 2017, respectively. The increase was primarily a result of an increase in our outstanding borrowings under our Credit Facility in the second quarter of 2018 as compared to the second quarter of 2017. Interest income from investments was $0.2 million for the second quarter of 2018 and $0.1 million for the second quarter of 2017.

Interest expense, net for the first six months of 2018 and the first six months of 2017 was $1.8 million and $0.8 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $2.2 million and $0.9 million for the first six months of 2018 and the first six months of 2017, respectively. Interest income from investments was $0.4 million for the first six months of 2018 and $0.2 million for the first six months of 2017.

For additional information, see Note 6 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Other Expense, Net

Other expense, net for the second quarter and the first six months of 2018 and 2017 primarily related to the revaluation of our warrant liability due to the change in the estimated fair value.

Provision for Income Taxes

During the second quarters of 2018 and 2017, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. See Note 7 “Income Taxes” of the notes to our Condensed Consolidated Financial Statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future.

Nuvectra Corporation

Immediately prior to the completion of the Spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have used for the continued development and commercialization of Algovita, development of Virtis, and general corporate purposes. Based on our current plans and expectations, we estimate that our cash on hand, which includes proceeds from the Company’s follow-on common stock offering completed in February 2018 and prior Credit Facility draw-downs, supplemented by additional funds available under our Credit Facility (which are contingent on meeting a trailing six month revenue milestone) and cash generated from sales, should meet our cash needs for at least the next twelve months. Based on our sequential quarterly revenue growth since the commercial release of our Algovita system into the United States market, and on our expectations of future and continued revenue growth, we believe that the Company should be able to meet the trailing six month revenue milestone required for additional funds under our Credit Facility, although there can be no assurances that we will be able to do so due to unforeseen obstacles that may negatively affect our business.

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and available resources. As a result of this process, we have in the past sought, and may in the future seek, to explore strategic alternatives to finance our business plan, including but not limited to, a public offering of our common stock, private equity or debt financings, sale of non-strategic assets, or other sources, such as strategic partnerships.  We have elected and may continue to elect to make near-term decisions, including engaging in various capital generating initiatives, to provide additional liquidity. Furthermore, as of March 14, 2018, we are no longer prohibited under the terms of the tax matters agreement with Integer from raising additional funds. However, if we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development plans. We are also focusing on increasing the sales of our products to generate cash flow to fund our operations. However, there can be no assurance that we will be successful in our plans described above or in attracting alternative debt or equity financing.

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

Consolidated Cash Flows

Net cash used in operating activities was $19.8 million compared to a net loss of $22.3 million for the first six months of 2018. Net cash used in operating activities was $28.7 million compared to a net loss of $24.4 million for the first six months of 2017. The primary components driving the decrease in cash used in operating activities from the first six months of 2017 to the first six months of 2018 was the $2.1 million decrease in our net loss (adjusted to exclude non-cash charges) and changes in working capital accounts, specifically, the significant payments in the first six months of 2017 (totaling $7.2 million) related to large accounts payable and other current liabilities at the end of 2016 primarily for inventory purchases from Integer in accordance with certain minimum order quantity requirements under our supply agreement. Additionally, there was an increase in accounts receivable of $2.1 million in the six months ended June 30, 2017 as compared to a decrease in accounts receivable of $0.7 million in the six months ended June 30, 2018.

Net cash used in investing activities was $0.4 million for the first six months of 2018 compared to $0.6 million for the first six months of 2017. Cash used in investing activities related to the purchases of property, plant and equipment. As of June 30, 2018, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2018 are estimated at approximately $1.6 million.

Net cash provided by financing activities was $35.7 million for first six months of 2018 compared to $0.02 million for the first six months of 2017. Cash provided by financing activities in the second quarter of 2018 was primarily composed of $23.8 million from the sale of common stock and net borrowings under our amended Credit Facility of $11.7 million. Cash provided by financing activities in the first six months of 2017 was immaterial.

Credit Facility

As of February 2018, the Credit Facility consists of term loan facilities in an aggregate maximum principal amount of $45 million, comprised of (i) a $27.5 million Term Loan A Commitment, which was funded in full in February 2018, (ii) a $12.5 million Term Loan B Commitment, which also was funded in full in February 2018, and (iii) a $5 million Term Loan C Commitment, which is available commencing on the date the Company achieves consolidated trailing six month product revenues of at least $25 million (the “Third Tranche Milestone”) and ending on the earlier of March 31, 2019 or sixty days following achievement of the Third Tranche Milestone.

Nuvectra Corporation

Based on our sequential quarterly revenue growth since the commercial release of Algovita in the United States market, and on our expectations of future and continued revenue growth, we believe that the Company should be able to achieve the Third Tranche Milestone, although there can be no assurances that we will be able to do so due to unforeseen obstacles that may negatively affect our business. The term loan bears interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 8.65%. At June 30, 2018 the interest rate on the term loans was 8.90%. The Credit Facility provides for interest-only payments on outstanding term loans for 24 months after the first borrowing in February 2018 followed by 30 months of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

On March 18, 2016, in connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee of $1.1 million, which equaled 2.50% of the aggregate principal amount of the then-existing Credit Facility. On March 18, 2016, under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the then-existing $40 million term loan and $5 million revolving line of credit. We also paid a fee of $25,000 plus the expenses of the lenders when we amended the Credit Facility in February 2017 and a second amendment fee of approximately $0.8 million when we amended the Credit Facility in February 2018.

In addition, a final payment fee in an amount equal to 7.75% of the funded amount of the term loans will be due at the time of the final principal payment under the Credit Facility or upon early termination of the Credit Facility. If we satisfy the conditions and covenants to allow for drawing on the Term Loan C Commitment, but do not draw upon such commitment prior to the availability expiration date, we will be required to pay a non-use fee of 5.00% of the unfunded amount of such commitment.

If available and we draw on the Term Loan C Commitment, we are required to issue warrants to the lenders to purchase a number of shares of our common stock with a notional value equal to 4.5% of the funded amount of such commitment, with all warrants issued at such time having an exercise price equal to the lower of the average closing price of our common stock for the ten previous days of trading or the closing price of our common stock on the day prior to such commitment funding. Each warrant would be exercisable for ten years from the date of issuance.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
(in thousands)
Term loans and interest	$54,090	$3,609	$26,177	$24,304	$-
Operating lease commitments (1)	3,257	713	1,464	1,080	-
Purchasing commitments (2)	17,782	17,782	-	-	-
Total	$75,129	$22,104	$27,641	$25,384	$-

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

Nuvectra Corporation

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

 Nuvectra Corporation

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, the price of manufacturing our products that incorporate Chinese-made components may be increased. As a result, our profit margins may suffer or we may need to increase our prices to our customers, which could negatively impact our revenue and results of operations or result in the loss of customers and harm our reputation and operating performance.

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

4.2.2

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank) [KJ1] (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

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

Date: August 7, 2018 Date: August 7, 2018 Date: August 7, 2018

NUVECTRA CORPORATION

/s/ Scott F. Drees

Scott F. Drees

Chief Executive Officer

(Principal Executive Officer)

/s/ Walter Z. Berger

Walter Z. Berger

Chief Operating Officer and Chief Financial Officer

(Principal Financial Officer)

/s/ Jennifer J. Kosharek

Jennifer J. Kosharek

Vice President, Controller and Principal Accounting Officer

(Principal Accounting Officer)

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

4.2.2

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank) (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

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