Form 10-Q
period 2018-09-30
Nuvectra Corp
filed 2018-10-29
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

  _____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 19, 2018, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 17,608,955.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended September 30, 2018

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$101,858	$28,165
Trade accounts receivable, net of allowance for doubtful accounts of $637 and $417 in 2018 and 2017, respectively	11,394	10,875
Inventories	4,476	4,978
Prepaid expenses and other current assets	1,420	1,011
Total current assets	119,148	45,029
Property, plant and equipment, net	5,655	6,219
Intangible assets, net	1,204	1,428
Goodwill	38,182	38,182
Other long-term assets	—	245
Total assets	$164,189	$91,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230	$2,043
Accrued liabilities	9,977	8,827
Accrued compensation	5,409	4,392
Short-term debt	—	789
Total current liabilities	15,616	16,051
Other long-term liabilities	516	993
Long-term debt, net	43,824	25,886
Total liabilities	59,956	42,930

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,573,669 and 10,849,385 shares issued and outstanding in 2018 and 2017, respectively	18	11
Additional paid-in capital	217,329	125,999
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(113,114)	(77,836)
Total stockholders’ equity	104,233	48,173

Total liabilities and stockholders’ equity	$164,189	$91,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales:
Product	$13,813	$7,431	$36,686	$18,684
Service	403	186	1,253	1,196
Total sales	14,216	7,617	37,939	19,880
Cost of sales:
Product	6,361	4,019	16,577	9,393
Service	236	132	1,064	708
Total cost of sales	6,597	4,151	17,641	10,101
Gross profit	7,619	3,466	20,298	9,779
Operating expenses:
Selling, general and administrative expenses	15,221	11,358	40,814	33,349
Research, development and engineering costs, net	4,385	3,136	11,891	10,730
Total operating expenses	19,606	14,494	52,705	44,079
Operating loss	(11,987)	(11,028)	(32,407)	(34,300)
Interest expense, net	986	422	2,772	1,190
Other expense, net	11	179	88	499
Loss before provision for income taxes	(12,984)	(11,629)	(35,267)	(35,989)
Provision for income taxes	(17)	9	11	9
Net loss	$(12,967)	$(11,638)	$(35,278)	$(35,998)

Other comprehensive gain:
Unrealized holding gain on investments arising during period	—	—	1	2
Other comprehensive gain	—	—	1	2
Comprehensive loss	$(12,967)	$(11,638)	$(35,277)	$(35,996)

Basic and diluted net loss per share	$(0.87)	$(1.09)	$(2.55)	$(3.43)
Basic and diluted weighted average shares outstanding	14,840	10,697	13,852	10,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(35,278)	$(35,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	287	419
Write-downs of excess and obsolete inventories	753	349
Depreciation and amortization	1,374	1,172
Debt related amortization included in interest expense	798	491
Stock-based compensation	1,908	1,711
Changes in operating assets and liabilities:
Trade accounts receivable	(806)	(3,917)
Inventories	(251)	1,874
Prepaid expenses and other current assets	(409)	(758)
Accounts payable and other current liabilities	(837)	(5,870)
Accrued compensation	1,017	1,304
Other long-term liabilities	35	(24)
Net cash used in operating activities	(31,409)	(39,247)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(533)	(875)
Net cash used in investing activities	(533)	(875)
Cash flows from financing activities:
Borrowings under credit facility, net	16,711	12,500
Proceeds from the sale of common stock	88,816	—
Payments of financing costs related to issuance of common stock	(283)	—
Proceeds from the exercise of stock options	397	1,322
Payment of debt issuance costs and other financing activities	(6)	121
Net cash provided by financing activities	105,635	13,943
Net increase (decrease) in cash and cash equivalents	73,693	(26,179)
Cash and cash equivalents, beginning of period	28,165	63,710
Cash and cash equivalents, end of period	$101,858	$37,531

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$16	$9
Interest paid	2,086	1,579
Acquisition of property, plant and equipment accrued not paid	53	(8)
Financing costs related to the issuance of common stock accrued not paid	122	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
At December 31, 2017	10,849	$11	$125,999	$(77,836)	$(1)	$48,173
Issuance of common stock, net of issuance costs of $6,617	6,498	6	88,404	-	-	88,410
Issuance of common stock warrants	-	-	621	-	-	621
Option exercises	53	-	397	-	-	397
Restricted stock issued, net of stock forfeited	174	1	-	-	-	1
Stock-based compensation	-	-	1,908	-	-	1,908
Unrealized holding period gain	-	-	-	-	1	1
Net loss	-	-	-	(35,278)	-	(35,278)
At September 30, 2018	17,574	$18	$217,329	$(113,114)	$-	$104,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Nuvectra for the periods presented.

Liquidity and Capital Resources – The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future.

Based on its current plans and expectations, the Company estimates that its cash on hand, which includes proceeds from the Company’s follow-on common stock offerings completed in the first and third quarters of 2018, credit facility draw-downs, and cash generated from sales, should meet its cash needs for at least the next twelve months.

On September 14, 2018, pursuant to a second underwritten shelf takedown, with Piper Jaffray & Co. serving as representative of the several underwriters, the Company sold 3,248,750 shares of its common stock and received net proceeds of approximately $64.6 million, after deducting underwriting discounts and commissions of approximately $4.1 million and other expenses of approximately $0.3 million.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include inventories, tangible and intangible asset valuations, revenue, stock-based compensation, warrants, certain accruals, and income tax accounts.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Write-downs of excess and obsolete inventories were $0.4 million and $0.1 million in the third quarter of 2018 and 2017, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

Goodwill Valuation – The Company tests its goodwill balances for impairment on December 31, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When evaluating goodwill for impairment, the Company compares the fair value of a reporting unit with its carrying amount. The Company recognizes an impairment charge for the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test is used to identify goodwill impairment and measure the amount for a goodwill impairment to be recognized, if any.  In addition, the Company also performs impairment tests of its other long-lived assets in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, when indicators of impairment exist.  The Company completed its annual impairment test of goodwill as of December 31, 2017 and the Company determined that it was more likely than not that the fair value of both reporting units exceeded their carrying value.  The Company did not identify any indicators of impairment that required an impairment test in the first nine months of 2018 for its Nuvectra reporting unit.  The Company did not identify any indicators of impairment that required an impairment test in the second or third quarters of 2018 for its NeuroNexus reporting unit. In the first quarter of 2018, the Company evaluated strategic alternatives with respect to its NeuroNexus reporting unit which triggered an interim impairment test. Upon completing the goodwill impairment test for NeuroNexus, the Company determined that its fair value exceeded its carrying value.

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

Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. The projected cash flows for each asset or asset group considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset or asset group and expected profit margins giving consideration to historical and expected margins. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company did not identify any indicators of impairment in the first nine months of 2018 for the Nuvectra asset group or in the second or third quarters of 2018 for the NeuroNexus asset group; however, as noted above, the Company performed an interim impairment test in the first quarter of 2018 for the NeuroNexus asset group and determined the undiscounted cash flows exceeded the carrying amounts of long-lived assets.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable owed to the Company by its customers. The Company performs on-going credit evaluations of its customers. No customers individually accounted for more than 10% of the Company’s consolidated revenues in the nine months ended September 30, 2018 or 2017. No customers individually accounted for more than 10% of the Company’s accounts receivable at September 30, 2018 or December 31, 2017. Additionally, the Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks. See Note 11 “Business Segments, Geographic and Concentration Risk Information” for additional information.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Warranty Reserve – The Company offers a warranty on certain of its products and maintains a warranty reserve, as a component of other current liabilities, for any potential claims. The Company estimates its warranty reserve based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and differences between actual and expected warranty costs per claim. The Company periodically assesses the adequacy of its warranty liability and adjusts the amount as necessary.

Subsequent Events – The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606, Revenue From Contracts With Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as "previous U.S. GAAP." The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

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

Product Sales

The Company’s product sales revenues include sales of Algovita and neural interface systems and components to the neuroscience and clinical markets. Contracts may include one or more systems or components, each is determined to be a distinct performance obligation. Product revenue was $36.7 million for the nine months ended September 30, 2018.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Development and Engineering Service Revenue

The Company’s development services are typically provided on a fixed-fee basis. Service revenue is recognized over time as the services are performed using an input method, on a cost-to-cost basis. In 2017 and 2018, the Company had one contract that generated development and engineering services revenue with Aleva Neurotherapeutics S.A. (“Aleva”). Under this contract, the Company is leveraging its neurostimulation technology platform in its performance of services in the development of a DBS system for Aleva to treat Parkinson’s disease and Essential Tremor. If successful, the Company will provide Aleva a royalty bearing distribution license for commercialization by Aleva. The Company concluded that the licenses and the development services were not separately distinct given the proprietary nature of the Company’s technology. As such, the combined performance obligation will be recognized over time as costs are incurred. The transaction price includes a fixed fee, payable monthly based on the progress completion in satisfying the performance obligations in that month, royalties for intellectual property licenses on future sales of the licensed technology, and non-cash consideration for the customer commitment to issue the Company a common stock warrant upon CE Mark approval in Europe. When the Company receives consideration in the form of royalties, the Company will estimate the royalty revenue and recognize the royalty revenue when a sale by the customer occurs. The non-cash consideration is a form of variable consideration which must be estimated at contract inception and therefore requires significant judgment. See the “Significant Judgments” section below for further discussion. Services revenue recognized over time was $1.3 million for the first nine months of 2018. The Company is still performing services and the client has yet to receive CE Mark approval and therefore, the Company has not yet billed or recognized any royalty revenue to date.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of the balance sheet date. The Company has elected to apply certain optional exemptions that limit this requirement to exclude contracts which are expected to be satisfied within one year as well as the potential royalty license revenue. After considering these exemptions, the Company’s service revenue contract with Aleva is subject to this disclosure for the portion of the transaction price not subject to royalties. As of September 30, 2018, the estimated revenue expected to be recognized in the future related to this contract totals $1.1 million and is expected to be recognized over the following 6 to 12 months.

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

Revenue recognized during the first nine months of 2018 from amounts included in deferred revenue at the beginning of the period was $0.1 million, which was related to product sales revenue. There was no revenue recognized during the first nine months of 2018 from performance obligations satisfied or partially satisfied in previous periods. During the nine months ended September 30, 2018, there were no contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less, and therefore, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the expected period of benefit of those costs is longer than one year. As of January 1, 2018 and September 30, 2018, all contract acquisition costs have been expensed as incurred as the period of benefit is less than one year.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Certain NeuroNexus contracts may include pre-production activities, design work for custom products. The Company’s policy is to capitalize incremental costs incurred to fulfill its contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs have historically been immaterial. Accordingly, there are no capitalized fulfillment costs as of January 1, 2018 or September 30, 2018.

3.	INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2018
Technology and patents	$1,058	$(729)	$329
Customer lists	1,869	(994)	875
Total intangible assets	$2,927	$(1,723)	$1,204
At December 31, 2017
Technology and patents	$1,058	$(624)	$434
Customer lists	1,869	(875)	994
Total intangible assets	$2,927	$(1,499)	$1,428

Aggregate intangible asset amortization expense is classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of sales	$34	$32	$104	$95
Selling, general and administrative expenses	40	39	120	120
Total intangible asset amortization expense	$74	$71	$224	$215

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2018	$74
2019	293
2020	209
2021	194
2022	108
Thereafter	326
Total estimated amortization expense	$1,204

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

4.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	September 30, 2018	December 31, 2017
Inventory purchases	$6,418	$5,825
Research and development	575	164
Warranty reserve	454	195
Regulatory, clinical and quality	426	358
Sales and marketing	379	321
Interest	305	199
Legal	299	358
Deferred revenue	187	335
Sales and use tax	154	145
Information technology	-	114
Operations engagement fee	-	200
Insurance	-	127
Accrued other	780	486
Total accrued liabilities	$9,977	$8,827

5.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan (the “2016 Equity Plan”) provides that the Compensation and Organization Committee of the Company’s Board of Directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to adjustment provisions in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 1,975,018.

During the nine months ended September 30, 2018, the Compensation Committee granted equity awards aggregating 385,386 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three and nine months ended September 30, 2018 was approximately $0.7 million and $1.9 million, respectively.

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

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Integer and prior to the Spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three-year period and are settled in shares of Integer common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Integer equity incentives. In addition, certain incentive awards that were originally granted under an Integer equity incentive award plan adjusted into an incentive award of Nuvectra common stock at the time of the Spin-off. There was no compensation cost related to these equity incentives for the three and nine months ended September 30, 2018. Compensation cost related to these Integer equity incentives was approximately $0.04 million and $0.2 million for the three and nine months ended September 30, 2017, respectively.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock options	$263	$227	$764	$637
Restricted stock and restricted stock units	391	379	1,144	1,074
Total stock-based compensation expense	$654	$606	$1,908	$1,711

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Selling, general and administrative expenses	$591	$507	$1,652	$1,491
Research, development and engineering costs, net	63	99	256	220

Total stock-based compensation expense	$654	$606	$1,908	$1,711

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted average fair value	$13.56	$7.85	$9.32	$3.63
Risk-free interest rate	2.81%	2.01%	2.67%	2.06%
Expected volatility	65%	65%	65%	55%
Holding period (in years)	6	6	6	6
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the stock option activity during the first nine months of 2018:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	870,820	$6.78
Granted	238,146	15.40
Exercised	(53,002)	7.51
Forfeited or expired	(84,247)	9.17
Outstanding at September 30, 2018	971,717	$8.64	7.18	$12,977
Exercisable at September 30, 2018	566,522	$6.59	5.94	$8,717

The Company received proceeds totaling approximately $0.4 million upon the exercise of 53,002 stock options during the first nine months of 2018.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The following table summarizes the restricted stock and restricted stock unit activity during the first nine months of 2018:

	Time-Vested Activity	Weighted Average Fair Value
Non-vested at December 31, 2017	429,005	$6.88
Granted	147,240	16.83
Vested	(174,959)	14.58
Forfeited	(76,756)	8.07
Non-vested at September 30, 2018	324,530	$11.04

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan (the “Bonus Plan”) provide for both annual discretionary cash contribution-based bonuses and cash performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in some instances, members of the Board of Directors. Compensation cost related to the Bonus Plan for the three and nine months ended September 30, 2018 was approximately $0.7 million and $1.9 million, respectively. Compensation cost related to the Bonus Plan for the three and nine months ended September 30, 2017 was approximately $0.1 million and $1.4 million, respectively.

Defined Contribution Plans – The Company sponsors a defined contribution Section 401(k) plan for its employees. The plan provides for the deferral of employee compensation under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), and a discretionary match by the Company. For each of the three and nine months ended September 30, 2018 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. Direct costs related to this defined contribution plan were $0.07 million and $0.2 million for the three and nine months ended September 30, 2017, respectively.

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	September 30, 2018	December 31, 2017
Term loan	$48,488	$29,631
Deferred financing fees	(799)	(962)
Discount on debt	(3,865)	(1,994)
Total debt	43,824	26,675
Less current portion of long-term debt	-	789
Total long-term debt	$43,824	$25,886

Credit Facility – The Company has a credit facility, originally entered into and funded in March 2016 and subsequently amended in February 2017 and February 2018 (the “Credit Facility”), that consists of term loan facilities in an aggregate maximum principal amount of $45 million. The term loan facilities are comprised of (i) a $27.5 million Term Loan A Commitment, which replaced the previously-existing $27.5 million term loan, (ii) a $12.5 million Term Loan B Commitment, which was funded in February 2018, and (iii) a $5 million Term Loan C Commitment, which was funded in September 2018.

The Term Loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 8.65%. At September 30, 2018 the interest rate on borrowings under the Term Loans was 9.15%. The Company pays monthly accrued interest only on the Term Loans through March 2020 and thereafter the Company will pay monthly accrued interest on the Term Loans plus equal payments of principal for 30 months. At the maturity of the Term Loans, on September 1, 2022, all principal on the Term Loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in-substance discount and is being amortized using the straight-line method over the life of the Term Loans.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

The Term Loans are secured by a first priority lien on substantially all of the assets of the Company, including, without limitation, all cash, deposit accounts, accounts receivable, equipment, inventory, contract rights, the ownership interests of its subsidiaries and the Company’s real property located in Blaine, Minnesota, but excluding all intellectual property of the Company (other than accounts receivable and proceeds of intellectual property). The Company’s intellectual property is subject to a negative pledge. The Company must maintain its primary operating and investment accounts with SVB Financial Group, one of the Company’s lenders under the Credit Facility, which accounts are subject to customary control agreements.

The Credit Facility contains customary representations and warranties, reporting and other covenants for credit facilities of this kind including prohibitions on the payment of cash dividends on the Company’s capital stock and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Company is subject to a quarterly financial covenant requiring the Company to achieve specified minimum consolidated product revenues. As of September 30, 2018, the Company was in compliance with the financial covenant. The events of default in the Credit Facility are customary for credit facilities of this kind, and include failure to pay interest or principal, breaches of affirmative and negative covenants, a material adverse change occurring, and cross defaults to other material agreements of the Company.

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

As a condition to the lenders’ funding the new Term Loan B Commitment under the February 2018 amendment to the Credit Facility, the Company issued to the each of the two lenders a warrant to purchase 30,245 shares of Nuvectra common stock (a total of 60,490 shares) at an exercise price of $9.30 per share, which warrants are exercisable until February 18, 2028. The fair value of the warrants on the date of grant totaled approximately $0.5 million and was recorded as additional paid-in capital in the consolidated balance sheet in the first quarter of 2018, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount is being amortized over the term of the Term Loan B Commitment.

As a condition to the lenders’ funding the new Term Loan C Commitment on September 28, 2018 in the amount of $5 million, the Company issued to the each of the two lenders a warrant to purchase 5,119 shares of Nuvectra common stock (a total of 10,238 shares) at an exercise price of $21.98 per share, which warrants are exercisable until September 28, 2028. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as additional paid-in capital in the consolidated balance sheet in the third quarter of 2018, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount is being amortized over the term of the Term Loan C Commitment.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 31, 2017	$962
Additions during the period	7
Amortization during the period	(170)

At September 30, 2018	$799

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

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

On September 19, 2017, Boston Scientific Corporation filed a lawsuit in district court in Suffolk County, Massachusetts, against the Company and three former Boston Scientific employees hired by the Company, alleging tortious interference of contract on the part of the Company and breaches of contract related to non-solicitation and confidentiality by Boston Scientific’s former employees. The Company is currently engaging in confidential settlement discussions with Boston Scientific but does not expect any such settlement, if achieved, to have a material adverse impact to the Company. In the event the Company and Boston Scientific are unable to reach a mutually agreed upon settlement, the Company intends to vigorously defend against the allegations.

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. Inventory to be purchased by Nuvectra in 2018 under its supply agreements is subject to certain minimum order quantity requirements. As of September 30, 2018, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2018 are estimated at approximately $0.5 million and will primarily be financed by existing cash and cash equivalents. The Company also enters into contracts for outsourced services; however, the contracts generally contain provisions allowing for cancellation without significant penalty.

Operating Leases – The Company is party to various operating lease agreements for office and laboratory facilities. In the first quarter of 2018, the Company amended one of its office leases to extend the expiration date until March 2023.

Minimum future estimated annual operating lease payments as of September 30, 2018 were expected to be (in thousands):

2018 (remaining 3 months)	$178
2019	720
2020	732
2021	745
2022	619
Thereafter	85
Total estimated operating lease payments	$3,079

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

9.	EARNINGS (LOSS) PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the Company had no potentially dilutive securities outstanding for any of the periods presented.

The following table illustrates the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Basic net loss per share:
Net loss	$(12,967)	$(11,638)	$(35,278)	$(35,998)
Weighted average common shares outstanding	14,840	10,697	13,852	10,497
Basic net loss per share	$(0.87)	$(1.09)	$(2.55)	$(3.43)
Diluted net loss per share:
Net loss	$(12,967)	$(11,638)	$(35,278)	$(35,998)
Weighted average common shares outstanding	14,840	10,697	13,852	10,497
Dilutive stock options, restricted stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – assuming dilution	14,840	10,697	13,852	10,497
Diluted net loss per share	$(0.87)	$(1.09)	$(2.55)	$(3.43)
Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,469	1,549	1,469	1,549

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of September 30, 2018, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The Company categorizes its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios, and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants was presented as a long-term asset and a liability in the condensed consolidated balance sheet. The estimated fair value of the warrant liability was revalued on a periodic basis and any resulting increases or decreases in the estimated fair value was recorded as an adjustment to earnings. The table below presents a summary of changes in the fair value of the Company’s Level 3 liability warrants during the first nine months of 2018 (in thousands):

Balance at December 31, 2017 – initial Term Loan C (new Term Loan B) Commitment warrant	$400
Loss on fair value of warrant liability – initial Term Loan C (new Term Loan B) Commitment warrant	55
Reclassification of warrant liability to equity upon issuance of warrants – initial Term Loan C (new Term Loan B) Commitment warrant	(455)
Fair value of warrant liability issued in first quarter 2018 – new Term Loan C Commitment warrant	109
Loss on fair value of warrant liability – new Term Loan C Commitment warrant	57
Reclassification of warrant liability to equity upon issuance of warrants in third quarter 2018 – new Term Loan C Commitment warrant	(166)

At September 30, 2018	$-

As discussed in Note 6, “Debt,” in connection with the issuance of warrants in February 2018, the fair value of the warrant liability was reclassified to equity. Additionally, in February 2018 the Company recognized a warrant liability of $0.1 million related to the new Term Loan C Commitment. In connection with the issuance of warrants in September 2018, the fair value of the warrant liability related to the new Term Loan C Commitment was reclassified to equity.

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as Cash and Cash Equivalents on the consolidated balance sheet because of their original maturities of three months or less. Unrealized gains or losses for the periods presented are included in other comprehensive loss.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of September 30, 2018, the fair market value of marketable securities was approximately $93.8 million, all of which had original maturities of three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		September 30, 2018
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$78,828	$-	$78,828
Government	Level 1	1,502	-	1,502
Financial	Level 2	8,654	-	8,654
Industrial	Level 2	4,800	-	4,800
Total		$93,784	$-	$93,784

		December 31, 2017
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$7,336	$-	$7,336
Government	Level 1	1,499	-	1,499
Financial	Level 2	3,799	(1)	3,798
Industrial	Level 2	8,649	-	8,649
Total		$21,283	$(1)	$21,282

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill, for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” During the first nine months of 2018 and 2017, no impairment charges were recorded related to the Company’s long-lived assets.

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on December 31, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.” During the first nine months of 2018 and 2017, no impairment charges were recorded related to the Company’s goodwill.

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

An analysis and reconciliation of the Company’s product lines, business segments and geographic information to the respective information in the consolidated financial statements follows (in thousands):

	Three Months Ended		Nine Months Ended
Product line sales:	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Algovita	$12,460	$6,302	$33,050	$15,180
Neural interface components and systems	1,353	1,129	3,636	3,504
Development and engineering service	403	186	1,253	1,196

Total sales	$14,216	$7,617	$37,939	$19,880

	Three Months Ended		Nine Months Ended
Business segment sales:	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Nuvectra	$12,863	$6,488	$34,303	$16,376
NeuroNexus	1,353	1,129	3,636	3,504

Total sales	$14,216	$7,617	$37,939	$19,880

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

	Three Months Ended		Nine Months Ended
Segment (loss) income from operations:	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Nuvectra	$(12,164)	$(11,092)	$(32,851)	$(34,510)
NeuroNexus	177	64	444	210
Total segment (loss) income from operations	(11,987)	(11,028)	(32,407)	(34,300)
Unallocated operating expenses	—	—	—	—
Operating loss	(11,987)	(11,028)	(32,407)	(34,300)
Unallocated other expense, net	(997)	(601)	(2,860)	(1,689)
Loss before provision for income taxes	$(12,984)	$(11,629)	$(35,267)	$(35,989)

All of the Company’s long-lived tangible assets are located in the United States.

12.	related party transactions

On March 14, 2016, Integer completed the Spin-off, at which time the Company became a separate public company. The Company entered into, or amended, various agreements with Integer to effect the Spin-off and to provide a framework for the Company’s relationship with Integer after the Spin-off including a supply agreement, license agreements, a separation and distribution agreement, a tax matters agreement, a transition services agreement and an employee matters agreement, which provided for the allocation between Nuvectra and Integer of assets, employees, liabilities and obligations (including PP&E, employee benefits, and tax-related assets and liabilities) attributable to the Company’s business for the period prior to, at, and after the Spin-off. The tax matters agreement, the transition services agreement and the employee matters agreement have expired and are no longer in effect.

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

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. ASC 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs. The Company adopted ASU 2014-09 and its related amendments effective January 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method results in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for the impact to changes in the timing and amount of revenue recognition as well as the timing of capitalization and amortization of certain contract costs. With the exception of the increased disclosure requirements, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption, January 1, 2018 and as of and for the nine months ended September 30, 2018. Please see Note 2, “Revenue from Contracts with Customers,” for the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective in the first quarter of fiscal 2020, and earlier adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method and practical expedient that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods), using a modified retrospective approach, and early adoption is permitted. The Company intends to adopt the requirements of the new standard effective January 1, 2019, via a cumulative-effect adjustment without restating prior periods.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The Company has preliminarily elected the package of practical expedients that permits the Company not to reassess: (i) whether expired or existing contracts contain a lease under the new standard; (ii) the lease classification for expired or existing leases; and (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. The Company also preliminarily made the following policy elections: (i) to use the hindsight practical expedient to determine lease term and when assessing existing right of use assets for impairment; (ii) not to recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard; and (iii) not to apply the practical expedient that permits a lessee to account for lease and non-lease components in a contract as a single lease component (rather than separate lease and non-lease components) and, accordingly, the Company will account for these components separately.

The Company has established an implementation team to assist with its assessment of the impact that the new guidance will have on the Company’s operations, consolidated financial statements and related disclosures. To date, this assessment has included surveying the Company’s business units, assessing the Company’s portfolio of leases, compiling information on active leases and assessing the potential impact of embedded leases from its manufacturing outsourcing, service arrangements and other agreements. The implementation team is in the process of evaluating and designing the necessary changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The Company’s primary operating leases are its real estate leases. See Note 8 “Commitments and Contingencies” for additional information.

The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements and has not yet determined the impact from adoption of this new accounting pronouncement on its condensed consolidated financial statements. However, adoption of this standard will result in the recognition of right-of-use assets and lease liabilities in the Company’s condensed consolidated balance sheet for those leases classified as operating leases under current U.S. GAAP.

Nuvectra Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements can be identified by the use of words such as, but not limited to: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “target,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “can,” “continue,” “could,” “should,” “would,” “will,” and similar expressions or references to future periods. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include: (i) our ability to successfully commercialize Algovita and to develop, complete and commercialize enhancements or improvements to Algovita; (ii) our ability to successfully compete with our current SCS competitors and the ability of our U.S. sales representatives to successfully establish market share and acceptance of Algovita; (iii) the uncertainty and timing of obtaining regulatory approvals in the United States and Europe for our Virtis SNM system; (iv) our ability to successfully launch and commercialize the Virtis SNM system if and when it receives regulatory approval; (v) our ability to demonstrate the features, perceived benefits and capabilities of Algovita to physicians and patients in competition with similar products already well-established and sold in the SCS market; (vi) our ability to anticipate and satisfy customer needs and preferences and to develop, introduce and commercialize new products or advancements and improvements to Algovita in order to successfully meet our customers’ expectations; (vii) the outcome of our development plans for our neurostimulation technology platform, including our ability to identify additional indications or conditions for which we may develop neurostimulation medical devices or therapies and seek regulatory approval thereof; (viii) our ability to identify business development and growth opportunities and to successfully execute on our strategy, including our ability to seek and develop strategic partnerships with third parties to, among other things, fund clinical and development costs for new product offerings; (ix) the performance by our development partners, including Aleva Neurotherapeutics, S.A., of their obligations under their agreements with us; (x) the scope of protection for our intellectual property rights covering Algovita and other products using our neurostimulation technology platform, along with any product enhancements or improvements; (xi) our ability to successfully build, attract and maintain an effective commercial infrastructure and qualified sales force in the United States; (xii) our compliance with all regulatory and legal requirements regarding implantable medical devices and interactions with healthcare professionals; (xiii) our reliance on each of Integer, our exclusive and sole manufacturer and supplier of parts and components for Algovita, and Minnetronix, Inc., our sole-source supplier of external peripheral devices; (xiv) any supplier shortages related to Algovita or its components and any manufacturing disruptions which may impact our inventory supply as we expand our business; (xv) any product recalls, or the receipt of any warning letters, mandatory corrections or fines from any governmental or regulatory agency; (xvi) our ability to satisfy the conditions and covenants of our Credit Facility; and (xvii) our ability to raise capital should it become necessary to do so, through another public offering of our common stock, private equity or debt financings, strategic partnerships, or other sources. Factors that could cause or contribute to such differences include, but are not limited to, those included in the section entitled “Risk Factors” in Nuvectra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

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

Nuvectra Corporation

In addition, in early 2016, we entered into a development agreement with Aleva, which was amended and restated on August 31, 2017. This agreement provides that we will leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development and is subject to Aleva receiving sufficient financing, the outcome of which may impact our development of the DBS system during 2019.

Our results also include the operations of our subsidiary NeuroNexus. NeuroNexus works closely with researchers to develop and refine new tools that aid and advance neuroscience research. NeuroNexus designs, manufactures and sells neural interface systems including high quality, high density microelectrode arrays, custom designed probes, electrode instrumentation and accessories.

Our revenues include sales of Algovita, neural interface technology, components and systems to the neuroscience and clinical markets, and development and engineering service fees. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our commercial expansion in the United States, and, pending regulatory approvals, from Virtis, the second application of our neurostimulation technology platform and our first product for the SNM market. From time to time, our future revenues may also include technology licensing fees, development and engineering service fees, and royalty fees.

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

Strategic and Financial Overview

We are a neurostimulation medical device company formed in 2008 to design and develop a neurostimulation technology platform that could be utilized in multiple indications. Since our inception, the majority of our resources have been spent designing and developing Algovita. SCS was chosen as the first sector of the neurostimulation market to pursue, as we believe that it is a high growth existing market, there is an established regulatory and reimbursement pathway, and we believe that there are significant unmet needs in the SCS market. We currently have four significant competitors in the United States who may be better capitalized and who offer similar SCS devices that are already established and accepted in the market. While the competitive landscape for SCS remains challenging and we may face barriers to market acceptance of our product, we believe Algovita has certain differentiating features from other existing SCS systems that offer our patients and customers a broad set of capabilities and treatment options.

We have been leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as SNM and DBS, and are exploring other emerging indications.

We submitted a pre-market approval application for Virtis to TÜV SÜD, our notified body in Europe, and to the FDA in the United States, in December 2016 and January 2017, respectively. In July 2018, we received notice from the FDA requesting that the Company provide supplemental information related to modifications to the Virtis device, labeling and manufacturing, as well as clarifications of data related to magnetic resonance imaging (“MRI”). In early August 2018 we filed our response to the FDA's requests. The FDA has up to 180 days from that submission to review our response, after which the FDA could approve the device, reject the device, request additional information or request additional clinical study data.

On June 22, 2018, we also received notice from TÜV SÜD regarding our Virtis application for CE Mark. TÜV SÜD notified us that it was requesting additional clinical study data regarding the safety and efficacy of the device for the requested indication. We are currently evaluating the best path forward to determine whether a clinical studies plan can be effectuated in a timely and cost-effective manner. If we determine a strategy that meets our objectives, we may move forward with a clinical studies plan after obtaining FDA approval.

In early 2016, we entered into a development agreement with Aleva, which was amended and restated on August 31, 2017. This agreement provides that we will leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development and is subject to Aleva receiving sufficient financing, the outcome of which may impact the ability to fund our development of the DBS system during 2019. We expect Aleva to raise additional capital funds in order to fully develop a DBS system. If we complete development of a DBS system to treat Parkinson’s disease for Aleva, we expect that Aleva will commercialize the DBS system. If Aleva does so and is successful, we would receive royalties on the sale of these DBS systems and components.

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

Although we believe we have significant revenue growth opportunity in large, established markets, we have a history of significant net losses, and we expect to continue to incur net losses for the foreseeable future. We expect that future revenue growth will come largely from sales of Algovita in the United States market.

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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2018	September 30, 2017	$	%	September 30, 2018	September 30, 2017	$	%
Sales:

Algovita	$12,460	$6,302	$6,158	98%	$33,050	$15,180	$17,870	118%
Neural interface components and systems	1,353	1,129	224	20%	3,636	3,504	132	4%
Development and engineering services	403	186	217	117%	1,253	1,196	57	5%

Total sales	14,216	7,617	6,599	87%	37,939	19,880	18,059	91%

Cost of sales	6,597	4,151	2,446	59%	17,641	10,101	7,540	75%

Gross profit	7,619	3,466	4,153	120%	20,298	9,779	10,519	108%
Gross profit as a % of sales	53.6%	45.5%			53.5%	49.2%
Selling, general and administrative expenses (SG&A)	15,221	11,358	3,863	34%	40,814	33,349	7,465	22%
SG&A as a % of total operating expenses	77.6%	78.4%			77.4%	75.7%
Research, development and engineering costs, net (RD&E)	4,385	3,136	1,249	40%	11,891	10,730	1,161	11%
RD&E as a % of total operating expenses	22.4%	21.6%			22.6%	24.3%

Operating loss	(11,987)	(11,028)	(959)	9%	(32,407)	(34,300)	1,893	(6)%

Interest expense, net	986	422	564	134%	2,772	1,190	1,582	133%

Other expense, net	11	179	(168)	(94)%	88	499	(411)	(82)%

Provision for income taxes	(17)	9	(26)	(289)%	11	9	2	22%
Effective tax rate	0.0%	0.0%			0.0%	0.0%

Net loss	$(12,967)	$(11,638)	$(1,329)	11%	$(35,278)	$(35,998)	$720	(2)%

Diluted earnings per share	$(0.87)	$(1.09)	$0.22	(20)%	$(2.55)	$(3.43)	$0.88	(26)%

Sales

Algovita. The primary factor behind the 98% increase in sales from the third quarter of 2017 to the third quarter of 2018 and the 118% increase in sales from the first nine months of 2017 to the first nine months of 2018 was the continued growth in volume of sales from the Company’s commercial launch of Algovita in the United States during 2016. We expect to continue to develop our worldwide sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States, to support future growth.

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the first quarter and third quarter of the year, which we believe is due to weather-related events, holidays, the buying patterns and implant volumes of our distributors, hospitals and clinics and reimbursement related factors such as patient deductibles. We anticipate that our total revenue will increase as we continue our commercialization in the United States.

Nuvectra Corporation

Neural Interface Components and Systems. Neural interface components and systems are related to our NeuroNexus segment and consist of sales of neural interface technology, components, and systems to the neuroscience and clinical markets. Sales increased 20% from the third quarter of 2017 to the third quarter of 2018 and increased 4% from the first nine months of 2017 to the first nine months of 2018.

Development and Engineering Service. We recognized $0.4 million and $1.3 million of development and engineering services revenue during the third quarter and first nine months of 2018, respectively, and $0.2 million and $1.2 million of revenue during the third quarter and first nine months of 2017, respectively, from our development agreement with Aleva. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of components and materials, labor costs, amortization of technology intangibles, and plant and equipment depreciation and overhead. The primary driver behind the 59% increase in cost of sales from the third quarter of 2017 to the third quarter of 2018 was the increase in sales of our Algovita systems. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From the third quarter of 2017 to the third quarter of 2018 our gross profit increased $4.2 million, or 120%, and our gross profit as a percentage of sales, or gross margin, increased from 45.5% to 53.6%. These increases were primarily due to an increase in the volume and mix of Algovita sales in the United States.

Our gross margin has been and will continue to be affected by a variety of factors, including by our revenue mix as margins vary across each of our product lines, the costs to have our product manufactured for us, inventory-related charges and write-downs, the ratio of trial to permanent implants, and the average selling prices of our products. We expect our gross margin to be positively affected over time to the extent we are successful in reducing manufacturing costs. However, our gross margin may continue to fluctuate from period to period as our revenue mix continues to shift towards Algovita and, if and when approved for commercial sale, Virtis.

The primary factor behind the 75% increase in cost of sales from the first nine months of 2017 to the first nine months of 2018 was the increased sales of our Algovita systems. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From the first nine months of 2017 to the first nine months of 2018 our gross profit increased $10.5 million or 108%, and our gross profit as a percentage of sales, or gross margin, increased from 49.2% to 53.5%. These increases were primarily due to an increase in the volume and mix of Algovita sales in the United States.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $3.9 million, or 34%, from the third quarter of 2017 to the third quarter of 2018. This increase was primarily the result of an increase in personnel-related expenses as we have continued to increase our sales of our Algovita product.

SG&A expenses increased $7.5 million, or 22%, from the first nine months of 2017 to the first nine months of 2018. This increase was primarily the result of an increase in personnel-related expenses as we have continued to increase our sales of our Algovita product.

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

RD&E costs increased $1.2 million, or 40%, from the third quarter of 2017 to the third quarter of 2018. The increase was primarily the result of an increase in personnel-related expenses and the timing of research project-related expenses.

RD&E costs increased $1.2 million, or 11%, for the first nine months of 2018 compared to the same period in 2017. The increase was primarily the result of an increase in personnel-related expenses.

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

Interest Expense, Net

Interest expense, net for the third quarter of 2018 and the third quarter of 2017 was $1.0 million and $0.4 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $1.2 million and $0.5 million for the third quarter of 2018 and the third quarter of 2017, respectively. The increase was primarily a result of an increase in our outstanding borrowings under our Credit Facility in the third quarter of 2018 as compared to the third quarter of 2017. Interest income from investments was $0.2 million for the third quarter of 2018 and $0.1 million for the third quarter of 2017.

Interest expense, net for the first nine months of 2018 and the first nine months of 2017 was $2.8 million and $1.2 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $3.4 million and $1.4 million for the first nine months of 2018 and the first nine months of 2017, respectively. Interest income from investments was $0.6 million for the first nine months of 2018 and $0.2 million for the first nine months of 2017.

For additional information, see Note 6 “Debt” of the notes to our Condensed Consolidated Financial Statements.

Other Expense, Net

Other expense, net for the third quarter and the first nine months of 2018 and 2017 primarily related to the revaluation of our previously existing warrant liability due to the change in the estimated fair value.

Provision for Income Taxes

During the third quarters of 2018 and 2017, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. See Note 7 “Income Taxes” of the notes to our Condensed Consolidated Financial Statements for disclosures related to our income taxes.

Nuvectra Corporation

Liquidity and Capital Resources

Background

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future.

Immediately prior to the completion of the Spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have used for the continued development and commercialization of Algovita, development of Virtis, and general corporate purposes. Based on our current plans and expectations, we estimate that our cash on hand, which includes proceeds from the Company’s follow-on common stock offerings completed in February and September 2018, Credit Facility draw-downs, and cash generated from sales, should meet our cash needs for at least the next twelve months.

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

Currently, we expect our research and development expenditures for 2018 to be between approximately $15 million and $20 million. These expenditures are primarily to continue our research and development program to enhance and improve Algovita and Virtis and to continue to develop our neurostimulation technology platform for uses in indications outside of SCS and SNM. Costs are primarily related to development engineering, regulatory, quality and clinical affairs. We expect to finance these expenditures using cash on-hand and cash generated from sales. We may increase, decrease or re-allocate these anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

Consolidated Cash Flows

Net cash used in operating activities was $31.4 million compared to a net loss of $35.3 million for the first nine months of 2018. Net cash used in operating activities was $39.2 million compared to a net loss of $36.0 million for the first nine months of 2017. The primary components driving the decrease in cash used in operating activities from the first nine months of 2017 to the first nine months of 2018 was the $0.7 million decrease in our net loss (adjusted to exclude non-cash charges) and changes in working capital accounts, specifically, the significant payments in the first nine months of 2017 (totaling $5.9 million) related to large accounts payable and other current liabilities at the end of 2016 primarily for inventory purchases from Integer in accordance with certain minimum order quantity requirements under our supply agreement. Additionally, there was an increase in accounts receivable of $3.9 million in the nine months ended September 30, 2017 as compared to an increase in accounts receivable of $0.8 million in the nine months ended September 30, 2018. These changes in accounts receivable were due to the increased sales of our Algovita systems and timing of collections.

Net cash used in investing activities was $0.5 million for the first nine months of 2018 compared to $0.9 million for the first nine months of 2017. Cash used in investing activities related to the purchases of property, plant and equipment. As of September 30, 2018, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2018 are estimated at approximately $0.5 million.

Net cash provided by financing activities was $105.6 million for first nine months of 2018 compared to $13.9 million for the first nine months of 2017. Cash provided by financing activities in 2018 was primarily composed of $88.5 million net from the sale of common stock and $16.7 million in net borrowings under our amended Credit Facility. Cash provided by financing activities in the first nine months of 2017 was primarily composed of $12.5 million of borrowings under our Credit Facility and $1.3 million in proceeds from the exercise of stock options.

Credit Facility

The Credit Facility consists of term loan facilities in an aggregate maximum principal amount of $45 million, comprised of (i) a $27.5 million Term Loan A Commitment, which was funded in full in February 2018, (ii) a $12.5 million Term Loan B Commitment, which also was funded in full in February 2018, and (iii) a $5 million Term Loan C Commitment, which was funded in full in September 2018.

The Term Loans bear interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 8.65%. At September 30, 2018 the interest rate on the term loans was 9.15%. The Credit Facility provides for interest-only payments on outstanding term loans for 24 months after the first borrowing in February 2018 followed by 30 months of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

Nuvectra Corporation

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

The Credit Facility includes affirmative and negative covenants, including an affirmative covenant regarding minimum revenue requirements, prohibitions on the payment of cash dividends on our capital stock, and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Credit Facility includes a prepayment fee for the prepayment of the outstanding term loans prior to the maturity date in an amount equal to $1.3 million plus 3.00% of the prepaid term loans for a prepayment made prior to February 2019, 2.00% of the prepaid term loans for a prepayment made prior to February 2020 and 1.00% of the prepaid term loans for a prepayment made thereafter. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property, which is subject to a negative pledge covenant.

For additional information regarding the Credit Facility, see Note 6, “Debt” of the notes to our condensed consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
(in thousands)
Term loans and interest	$60,110	$4,137	$33,583	$22,390	$-
Operating lease commitments (1)	3,079	717	1,471	891	-
Purchasing commitments (2)	19,200	19,200	-	-	-
Total	$82,389	$24,054	$35,054	$23,281	$-

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

Nuvectra Corporation

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – There have been no material changes from the Company’s interest rate risk as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and to ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

On September 19, 2017, Boston Scientific Corporation filed a lawsuit in district court in Suffolk County, Massachusetts, against the Company and three former Boston Scientific employees hired by the Company, alleging tortious interference of contract on the part of the Company and breaches of contract related to non-solicitation and confidentiality by Boston Scientific’s former employees. The Company is currently engaging in confidential settlement discussions with Boston Scientific but does not expect any such settlement, if achieved, to have a material adverse impact to the Company. In the event the Company and Boston Scientific are unable to reach a mutually agreed upon settlement, the Company intends to vigorously defend against the allegations.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

The following risk factor was previously provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The risk factor has been updated to reference “disruptions caused by human error, malicious acts, earthquakes, hurricanes, tornados, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, and similar events.” The risk factor is otherwise unchanged.

We are dependent upon sole-source manufacturers and suppliers, including Integer and Minnetronix, making us vulnerable to supply shortages and disruptions, manufacturing problems and price fluctuations, which could harm our business.

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

As a result, we are vulnerable to supply shortages, failure to maintain adequate safety stock and manufacturing problems encountered by Integer or Minnetronix, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct its own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede its ability to meet our requirements. Integer or Minnetronix may also be unwilling to supply components for Algovita or our other products or suffer from disruptions in their own supply chains. Even if Integer or Minnetronix were in material default under the supply agreements, as a practical matter, it would require time and investment to qualify new suppliers and comply with regulatory requirements regarding manufacture and supply. In addition, we may not be able to take advantage of price fluctuations or competitive pricing that may become available from alternative supply sources. Our reliance on each of Integer and Minnetronix as our sole source suppliers also subjects us to other risks that could harm our business, including:

●	we are not the only customer of either supplier, and they may therefore give other customers’ needs higher priority than ours;

●	in the event our supply agreement or relationship is terminated, we may have difficulty locating and qualifying alternative suppliers on a timely basis or at all;

●

in the event our supply agreement or relationship is terminated, switching suppliers would likely require product redesign and submission to FDA, or other foreign regulatory bodies, which would significantly impede or delay our commercial activities or even suspend them;

●

Integer or Minnetronix, which are dependent upon certain sole-source suppliers themselves, could suffer from shortages or delays in their supply chains, including disruptions caused by human error, malicious acts, earthquakes, hurricanes, tornados, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, and similar events, which could inhibit or delay their ability to fulfill our orders and meeting our requirements; and

●	Integer or Minnetronix could encounter other financial or business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-3 (File No. 333-220834) was declared effective by the SEC on October 24, 2017.

On February 5, 2018, pursuant to an underwritten shelf takedown, with Piper Jaffray & Co. serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $23.8 million, after deducting underwriting discounts and commissions of approximately $1.8 million and other expenses of approximately $0.4 million. We have used, and continue to use, these proceeds for general corporate purposes, which include expansion of our employee base and sales force, research and development, capital expenditures and funding our operations and working capital needs, as further described in our prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) on February 2, 2018.

On September 14, 2018, pursuant to a second underwritten shelf takedown, with Piper Jaffray & Co. serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $64.6 million, after deducting underwriting discounts and commissions of approximately $4.1 million and other expenses of approximately $0.3 million. We intend to use these proceeds for general corporate purposes, which include expansion of our employee base and sales force, research and development, capital expenditures and funding our operations and working capital needs, as further described in our prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) on September 13, 2018.

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

4.2.2

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank) (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

4.5

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

4.6

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

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

NUVECTRA CORPORATION

Date: October 29, 2018	/s/ Scott F. Drees Scott F. Drees Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2018	/s/ Walter Z. Berger Walter Z. Berger Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2018	/s/ Jennifer J. Kosharek Jennifer J. Kosharek Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2.2

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank) (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

4.5

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

4.6

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

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