Form 10-K
period 2018-12-31
Nuvectra Corp
filed 2019-03-04
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

Commission File No. 001-37525

Nuvectra Corporation

 (Exact name of registrant as specified in its charter)

Delaware	30-0513847
(Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☒Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting and non-voting common equity of Nuvectra Corporation held by non-affiliates of the registrant as of June 30, 2018, based on the closing price of $20.53, as reported on the NASDAQ Global Market: approximately $283.2 million. Number of Common Stock shares outstanding on February 20, 2019: 17,699,519

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held in 2019 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Our History

Following its spin-off from Integer Holdings Corporation, formerly known as Greatbatch, Inc. (“Integer”), Nuvectra Corporation (“Nuvectra,” the “Company,” “we,” “us,” or “our”) became an independent, publicly-traded company as of March 14, 2016 and our common stock began trading on the NASDAQ Global Market (“NASDAQ”). Prior to the spin-off, we were a wholly-owned subsidiary of Integer. Nuvectra was initially formed as a limited liability company in Delaware on November 14, 2008 and was subsequently named QiG Group, LLC. In connection with the spin-off, QiG Group, LLC converted into a Delaware corporation and changed its name to Nuvectra Corporation. The shares of another Integer subsidiary, NeuroNexus Technologies, Inc., a Michigan corporation (“NeuroNexus”), were transferred to Nuvectra as part of the spin-off and it became a wholly-owned subsidiary of Nuvectra. On December 31, 2018, the Company completed a divestiture of NeuroNexus.

Our Mission

Our mission is to help physicians improve the lives of people with chronic conditions through life-enhancing products and services.

Overview of Business

Nuvectra is a neurostimulation medical device company focused on the development and commercialization of our neurostimulation technology platform for the treatment of various disorders through stimulation of tissues associated with the nervous system. Our neurostimulation technology platform has the potential to provide treatment to patients in several established neurostimulation markets, including spinal cord stimulation (“SCS”), sacral neuromodulation (“SNM”), deep brain stimulation (“DBS”), and other emerging neurostimulation markets.

Our Algovita® SCS system, or Algovita, is the first application of our neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and/or limbs. Algovita received pre-market approval from the United States Food & Drug Administration (“FDA”) in November 2015, and we commercially launched Algovita in the United States (“U.S.”) during the first half of 2016. Outside of the United States, Algovita obtained Conformité Européene (“CE”) Mark approval in June 2014 and is indicated for the treatment of chronic intractable pain of the trunk or limbs. Algovita is reimbursable under existing SCS codes in the United States, the European Union (“EU”) and Australia, and has been commercially available to patients in Germany and several other European countries since November 2014.

We believe Algovita brings to market a user friendly, robust and flexible design with a broad set of product capabilities and advanced technology and is well positioned to compete in and help grow the existing SCS market. In addition, we believe our neurostimulation technology platform is well positioned to compete in the SNM and DBS portions of the worldwide neurostimulation market, upon receipt of necessary approvals.

We have developed our existing platform for use in the SNM market and filed regulatory submissions with the FDA and CE Mark authorities in January 2017 and December 2016, respectively, for Virtis, the Company’s SNM system for the treatment of chronic urinary retention and the symptoms of overactive bladder. In June 2018, we received notice from the FDA requesting that the Company provide supplemental information related to modifications to the Virtis device, labeling and manufacturing, as well as clarifications of data related to magnetic resonance (“MR”). In early August 2018 we filed our response to the FDA's requests. The FDA typically has up to 180 days from that submission to review our response, after which the FDA could approve the device, reject the device, request additional information or request clinical study data, however, in January 2019, the FDA advised us that its review has extended beyond the expiration of the 180-day review period. This extension did not initiate an additional full 180-day review period.

On June 22, 2018, we also received notice from TÜV SÜD, our European Notified Body, regarding our Virtis application for CE Mark. TÜV SÜD notified us that it was requesting clinical study data regarding the safety and performance of the device for the requested indication. We are currently evaluating the best path forward to determine whether a clinical studies plan can be effectuated in a timely and cost-effective manner. If we determine a strategy that meets our objectives, we may move forward with a clinical study plan after obtaining FDA approval.

In addition, in early 2016, we entered into a development agreement with Aleva Neurotherapeutics S.A. (“Aleva”), which was amended and restated on August 31, 2017. This agreement provides that we will leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development and is subject to Aleva receiving sufficient financing, the outcome of which may impact our development of the DBS system during 2019.

Discontinued Operations

We previously explored strategic alternatives related to our NeuroNexus subsidiary, including the potential sale of the business. Effective December 31, 2018, we sold all of the stock of NeuroNexus to NEL Group, Inc. for $5.0 million in cash. As part of the transaction, NeuroNexus distributed all of its accounts receivable and other current assets to us, and we contributed $0.4 million in cash to NeuroNexus and assumed current liabilities of NeuroNexus. We also contributed certain trademarks to NeuroNexus.

As a result of the divestiture, the Consolidated Balance Sheet as of December 31, 2017 was derived from the Company’s audited financial statements and has been retrospectively adjusted to reflect discontinued operations, and the results of operations of NeuroNexus have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Consolidated Cash Flow Statements include cash flows related to the discontinued operations due to Nuvectra’s (the parent company) centralized treasury and cash management processes, and accordingly cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. The discontinued operations of NeuroNexus were previously reported in the NeuroNexus segment. All results and information in the consolidated financial statements are presented as continuing operations and exclude NeuroNexus unless otherwise noted specifically as discontinued operations.

Refer to Note 2 “Discontinued Operations” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the divestiture of NeuroNexus.

Market Overview

The neurostimulation market is comprised of multiple individual markets, such as SCS, SNM and DBS, each focused on the treatment of various indications through delivery of electrical stimulation to a targeted site of the body. We currently compete in the SCS market with our Algovita product. We intend to compete in the SNM market with our Virtis product, which is based on our neurostimulation technology platform and is currently in the regulatory review and approval process in the United States. In addition, in early 2016, we entered into a development agreement with Aleva, which was amended and restated on August 31, 2017. Through this agreement, we are leveraging our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. If we complete development of a DBS system to treat Parkinson’s disease for Aleva and it receives approval, we expect that Aleva will commercialize the DBS system in certain European markets initially and later in the United States. If it does so and is successful, we would receive royalties on the sale of these DBS systems and components. There are additional and emerging neurostimulation markets that we may compete in with future products.

Spinal Cord Stimulation

SCS therapy has been used to treat chronic pain for over 40 years, and is indicated as a treatment option for chronic pain patients who have typically not achieved relief through pharmacological, surgical or other conventional medical management. SCS therapy operates by delivering electrical signals to the spinal cord through thin wires called leads, which are placed near the spinal cord and are energized by a small battery-powered implantable pulse generator (“IPG”) implanted under the skin. Electrodes located at the end of the leads deliver electrical signals to the spinal cord. These electrical signals “override” the pain signals being sent to the brain resulting in relief for the patient.

We believe SCS therapies have not achieved full penetration in the United States market. We believe the following factors have limited market adoption of SCS therapies in the United States to date:

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

SNM is the second most commonly performed neurostimulation therapy behind SCS. Currently, only one FDA-approved implantable SNM device is available on the market in the United States, and another device, in addition to Virtis, is pending approval. The two competitors that have developed these devices both have implantable SNM devices available on the market outside the United States.

Deep Brain Stimulation

DBS uses mild electrical pulses from leads connected to an IPG to stimulate specific targets in the brain. These pulses either inhibit or stimulate nerve signals, thereby offering relief for certain neurological conditions, which include movement and psychiatric disorders. Currently, the FDA has approved certain DBS devices for the treatment of Parkinson’s disease. The FDA has also approved certain DBS devices for treatment of dystonia and obsessive-compulsive disorders under a humanitarian device exemption. DBS is also currently being investigated as a therapy for other neurological disorders, such as epilepsy, treatment-resistant major depression and Alzheimer’s disease.

DBS is the third most commonly performed neurostimulation therapy worldwide behind SCS and SNM. We expect that the DBS worldwide market will likely continue to grow due to an increasingly aging population and an increase in neurodegenerative disorders.

We believe our multi-current neurostimulation technology platform may provide distinct advantages in providing DBS therapies where specific electrical field control and nerve selectivity can be very important. Our neurostimulation technology platform, in combination with new concepts in DBS lead design, may provide new benefits in DBS therapy delivery. In early 2016, we entered into a development agreement with Aleva, which was amended and restated on August 31, 2017. Through this agreement, we are leveraging our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. If we complete development of a DBS system to treat Parkinson’s disease for Aleva and it receives approval, we expect that Aleva will commercialize the DBS system in certain European markets initially and later in the United States. If it does so and is successful, we would receive royalties on the sale of these DBS systems and components.

Additional and Emerging Indications

There are other established and emerging neurostimulation indications that may be a source of potential opportunity for Nuvectra and our neurostimulation technology platform. We believe we may be able to leverage our neurostimulation technology platform to capitalize on opportunities in indications such as Vagal Nerve Stimulation (“VNS”) and Peripheral Nerve Stimulation (“PNS”). VNS is approved for the treatment of epilepsy, depression and eating disorders. Research is ongoing for the use of VNS in the treatment of heart failure and rheumatoid arthritis. PNS is approved outside the United States for treatment of chronic pain. PNS is also an emerging approach to treat chronic headaches and post-amputation “phantom limb” pain. We are not yet commercially engaged in VNS or PNS.

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

Algovita obtained a CE Mark and is currently available for sale in Germany and several other European countries. On November 30, 2015, Integer announced receipt of pre-market approval for Algovita from the FDA. We launched Algovita commercially in the United States during the first half of 2016. In December 2018, we received head-only magnetic resonance (“MR”)-conditional approval from the FDA and full-body MR-conditional approval from TÜV SÜD for Algovita, meaning that these agencies have approved allowing us to market Algovita for patients who may need to undergo MR scans for the head only (U.S.) and the full body (E.U.), respectively.

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

Leads: The leads are thin, insulated wires that conduct electrical pulses to the spinal cord from the IPG. Algovita offers both percutaneous and paddle leads, which can be inserted into the epidural space with a minimally invasive surgical procedure.

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

•

Algovita’s design enables greater control and precision in providing therapy. We believe Algovita’s design, including its leads and advanced programming features, enables greater precision and control in targeting pain sites than the current generation of SCS systems that are presently available on the market. In addition, our advanced leads feature coil-in-coil technology, allowing for elasticity and greater flexibility than the leads of other SCS systems that are presently available on the market, which we believe results in a reduced likelihood of migration, breakage or kinking. Our 12-electrode lead provides the longest span of coverage available on the market and was designed to address loss of pain relief if the stimulation target changes. Additionally, our algorithmic driven clinician programming system allows for rapid localization of pain targets and use of many different stimulation programs. The stimulation field can also be further refined using direct patient inputs gathered through our patient feedback tool.

•

Algovita’s upgradeable technology enables next generation offerings. Algovita’s proprietary chip set and hardware are capable of being configured for use in next generation treatment offerings. This includes the ability to deliver significantly higher frequencies than most other SCS systems presently available on the market, as well as pulse train stimulation, including burst type stimulation, and customized waveforms. We believe these additional capabilities provide a strong base platform and system for potential new SCS and other treatment options that can be provided via a software or firmware upgrade.

•

Experienced management and engineering team with a track record of successful performance. Our team has a strong track record of successful performance and execution in the medical device, and specifically neurostimulation, fields. Several members of our management team have extensive experience in the neurostimulation and chronic pain industry. In addition, we have an experienced engineering team with significant expertise in designing and developing medical devices for the neurostimulation market. We believe physicians and customers value working with a team like ours comprised of highly skilled professionals who have in-depth knowledge of the industry, strong engineering and development capabilities and an understanding of the needs of both patients and physicians.

Our Strategy

To achieve our objectives and capitalize on our competitive strengths, we are pursuing the following strategies:

•

Expand our sales and marketing organization to drive adoption of Algovita. We will continue to build and scale our worldwide sales organization consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States. Our direct sales representatives and independent sales agents in the United States target physician specialists involved with SCS treatment decisions located at strategic hospitals and outpatient surgery centers across the United States. Our marketing team offers education programs designed to create awareness and demand among other stakeholders involved in SCS treatment decisions, including third-party payers, hospital administrators and patients and their families. Internationally, specifically in the European Union, we may continue to expand our network of distributors and independent sales agents in target markets that we believe support SCS therapy and have strong reimbursement coverage.

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

•

Invest in clinical and product development to drive product innovation. We are investing in clinical and product development to expand the capabilities of our neurostimulation technology platform. We expect this investment will result in further product innovations and expanded labeling for Algovita and new indications. These innovations are expected to include next generation IPG capabilities, additional lead offerings, and advancements in algorithmic programming. We are also working to expand our product opportunities for our neurostimulation technology platform into other established neurostimulation markets, including SNM and DBS, and intend to invest in other emerging therapies in the future.

•

Pursue strategic partnerships. We may pursue additional strategic partnerships to accelerate our expansion into other established neurostimulation markets. These strategic partnerships may partially or fully fund clinical and development costs for new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, provide a partner that will perform or assist in performing clinical studies for new products, help us to add specialized clinical or regulatory expertise or provide access to or enable us to acquire complementary intellectual property. Our development agreement with Aleva is an example of this type of strategic partnership.

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

Sales and Marketing

United States

Our commercialization in the United States has been led by a sales force comprised of sales management, national account coverage, direct sales representatives, sales agents and clinical specialists. As of February 20, 2019, we had approximately 60 active territories in the United States. We expect to continue to scale and expand our sales force in the United States using direct sales representatives and independent sales agents. Our sales organization targets physician specialists involved in SCS treatment decisions, including neurosurgeons, interventional pain specialists and orthopedic spine surgeons, who are located at strategic hospitals and outpatient surgery centers across the United States. In addition, we have a sales leadership team to oversee our commercial activity, including our President, a Vice President of U.S. Sales, an Area Vice President and a team of Regional Sales Directors. Complementing this group is our National Sales Director, who facilitates administrative approvals in larger multi-site and regional hospital systems to help accelerate Algovita adoption, and experienced SCS Clinical Specialists, who support our sales representatives in trial and permanent implant procedures. Furthermore, our marketing team continues to increase awareness and grow demand for Algovita and SCS therapy in general by focusing on branding initiatives, physician and staff training on the use and benefits of Algovita and educating and providing ongoing support to physicians, patients, third-party payers and hospital administrators on the use of Algovita.

International

In Europe, we currently have three distributors through which we sell Algovita. As we continue to develop our international sales organization, we expect that it will consist of a network of distributors and independent sales agents. We began our sales in Germany during 2014 and, to date, have expanded our sales efforts into Switzerland, Luxembourg, Austria, Sweden and the United Kingdom. We may expand our Algovita sales efforts into other European countries with health care systems that offer favorable reimbursement rates for SCS therapies, particularly rechargeable SCS systems, and where we believe we can successfully partner with independent sales agents or distributors that meet our qualifications.

Future Products

We expect sales and marketing of Virtis and other future neurostimulation medical device offerings that leverage our neurostimulation technology platform will be conducted through a network of distributors, independent sales agents, a direct sales force or through partnerships with third parties in specific neurostimulation fields of use.

In connection with our development agreement with Aleva, we expect that, upon completion and approval of a complete medical device for use in the DBS market for the treatment of Parkinson’s disease, Aleva will commercialize the DBS system in certain European markets initially and later in the United States using our licensed technology. If it does so and is successful, we would receive royalties on the sale of these DBS systems and components.

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

Prior to our divestiture of NeuroNexus effective December 31, 2018, our NeuroNexus customers included institutions, scientists or universities throughout the world who performed research for the neuroscience and clinical markets.

Additionally, in the DBS market, our customer is Aleva, which we service through a strategic development agreement.

No customers individually accounted for more than 10% of the Company’s consolidated revenues in 2017 or 2018.

Competition

The neurostimulation medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products and other market activities of industry participants. We currently compete in the SCS market for chronic pain. In the SCS market, the main competitors are Abbott Laboratories (which acquired St. Jude Medical and its neurostimulation business), Boston Scientific, Medtronic, and Nevro Corp. In addition, SCS therapy also competes against other potential therapies, including spinal surgeries, in particular spinal reoperation, and pharmacological therapies. All major medical device competitors in the SCS market have obtained United States and European Union regulatory approvals for their SCS systems, and some have recently launched new products or released additional clinical evidence supporting their product therapies, and others are expected to do so within the next few years. These major competitors are publicly-traded companies or divisions of publicly-traded companies, all of which have significantly greater market share and resources than we have. In addition, these competitors also have more established operations, longer commercial histories and more extensive relationships with physicians than we have. Some of these competitors also have wider product offerings within neurostimulation and other medical device product categories. This may provide these competitors with greater negotiating power with customers and suppliers and with more opportunities to interact with the stakeholders involved in purchasing decisions.

We believe the primary competitive factors in the neurostimulation market are:

•	Technological innovation, product enhancements and speed of innovation

•	Sales force size, experience and access

•	Ease of use

•	Product support and service

•	Clinical studies and research

•	Effective marketing and education

•	Pricing and reimbursement rates

•	Product reliability, safety and durability

•	Company brand recognition

Research and Development

Our research and development team has significant experience in the design and development of medical devices, particularly in neurostimulation. The team includes specialists in software engineering, mechanical engineering, electrical engineering, graphical user interface design, and clinical and regulatory expertise.

The primary objective of our research and development program is to enhance Algovita for use in SCS and may include next generation IPGs, leads and accessories, and expanded stimulation delivery methods. An additional objective of our research and development program includes enhancements to our neurostimulation technology platform for uses in indications outside of SCS, including Virtis, the second application of our platform and our first product submitted for approval for the SNM market.

In early 2016, we entered into a development agreement with Aleva, which was amended and restated on August 31, 2017. This agreement provides that we will leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development and is subject to Aleva receiving sufficient financing, the outcome of which may impact the ability to fund our development of the DBS system during 2019. We expect Aleva to raise additional capital funds in order to fully develop a DBS system. If we complete development of a DBS system to treat Parkinson’s disease for Aleva and it receives approval, we expect that Aleva will commercialize the DBS system in certain European markets initially and later in the United States. If Aleva does so and is successful, we would receive royalties on the sale of these DBS systems and components.

In addition to our development agreement with Aleva, as part of our research and development efforts, we also may pursue other strategic partnerships with third parties to, among other things, fund clinical and development costs, in part or in full, for new product offerings.

Intellectual Property

Protection of our intellectual property is important to our business. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. As of February 20, 2019, we owned or licensed approximately 275 U.S. and foreign patents and approximately 45 pending U.S. and foreign patent applications. Within our patent portfolio, we own or license the patents and patent applications that embody the core intellectual property underlying our neurostimulation technology platform.

As of February 20, 2019, we also owned 4 U.S. trademark registrations, 12 pending U.S. trademark registrations, 16 foreign trademark registrations and 7 pending foreign trademark registrations.

The term of each of our individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. Most of our patents will expire between 2027 and 2035. Further, there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, and/or to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others.

We also license technology from various entities. As of February 20, 2019 we licensed approximately 20 U.S. and foreign patents and had approximately 3 pending patent applications covering both SCS and the intra-spinal stimulation and SNM fields of use.

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

Manufacturing and Supply

Integer Supply Agreement

At the time of the spin-off, we entered into a long-term supply agreement with Integer for the manufacture and supply of Algovita and most of its products, parts and components, including the IPG and the leads. For most products, parts and components of Algovita, other than our external peripheral devices, which are supplied by Minnetronix, Integer is our single or sole source supplier. Our supply agreement with Integer for Algovita has a term of five years and is also terminable upon mutual agreement by the parties, by either party upon material breach by the other, and by either party if the other party enters bankruptcy. Our supply agreement with Integer for Algovita also outlines the rights of each party with respect to quality assurance, inspection and compliance with applicable law and contains what we believe are customary indemnification provisions for commercial agreements.  In addition, we also entered into a product component framework agreement providing Integer with the exclusive right to supply us with products, parts and components necessary for production of future SNM or DBS neurostimulation devices that we may seek to commercialize. Each of these agreements sets forth the process by which we order products, components or raw materials, as applicable, from our supplier (which process is either on a purchase order basis or based on quarterly or annual forecasts and in some cases require us to purchase minimum amounts) and the related fees for purchasing these items.

Minnetronix Supply Agreement

Effective December 9, 2016, we entered into a manufacturing and supply amendment with Minnetronix for the supply of our current platform of external peripheral devices used with our Algovita spinal cord stimulation system, including the clinician programmer, patient programmer, the patient charging paddle, the external pulse generator kit and the patient feedback tool. Minnetronix is our sole source supplier for these items, but we retain the right to manufacture these products ourselves if we establish our own facility in the future. This agreement is exclusive between Nuvectra and Minnetronix only for Nuvectra’s current platform of external peripheral products, allowing any next generation external devices to be manufactured by ourselves or a third party. This agreement will continue for so long as the supply relationship remains exclusive, unless terminated earlier by either party in the event of a material breach of the agreement by the other party (subject to customary cure periods). The exclusivity provision will survive the agreement’s termination if Minnetronix terminates the agreement due to Nuvectra’s material breach. If Minnetronix discontinues the supply of the peripheral products, it must provide us with 18 months notice and provide us with a “last time buy” opportunity.

Other Suppliers

Within our supply chain we also have other suppliers, including sole source suppliers of components, with which we do not have written agreements. ON Semiconductor, headquartered in Phoenix, Arizona, is the sole source supplier of the application-specific integrated circuit (“ASIC”) used in our IPGs and external pulse generators.

Manufacturing Requirements

Manufacturing facilities that produce medical devices or their component parts intended for distribution worldwide are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, companies are required to manufacture medical device products that are for sale in compliance with the FDA’s Quality System Regulations, which cover the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of Algovita or other medical devices. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. Integer has obtained Quality Management System ISO13485 certification for manufacturing of SCS systems and accessories. We have obtained Quality Management System ISO13485 and Full Quality Assurance Certification for the design and development of SCS systems and accessories and a Design Examination certificate for IPGs and accessories. We are required to demonstrate continuing compliance with applicable regulatory requirements to maintain these certifications and will continue to be periodically inspected by international regulatory authorities for certification purposes.

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

Regulation of our Business

Our products, including Algovita, and our operations generally, are subject to extensive and rigorous regulation by the FDA pursuant to its authority under the U.S. Federal Food, Drug, and Cosmetic Act, or Food and Drug Act, other federal and state authorities in the United States and comparable foreign regulatory authorities. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, the FDA and comparable foreign regulatory authorities have imposed regulations that govern, among other things, product design, development and testing, manufacturing, labeling and storage, pre-market clearance, clinical investigations, advertising and promotion and product marketing, sales, distribution and recalls.

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

Under the Food and Drug Act, medical devices are classified as Class I, Class II or Class III depending on the degree of risk associated with the device and the extent of control needed to ensure its safety and effectiveness. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not “substantially equivalent” to a legally marked device are classified in Class III. The safety and effectiveness of Class III devices cannot be assured solely by general controls. Submission and FDA approval of a pre-market approval application is required before marketing of a Class III device can begin. The pre-market approval application process is considerably more demanding than the Class I and Class II 510(k) pre-market notification process.

Algovita is a Class III device. On November 30, 2015, Integer announced the receipt of pre-market approval for Algovita from the FDA, and we launched Algovita commercially in the United States during the first half of 2016. In December 2018, we received head-only MR-conditional approval from the FDA and full-body MR-conditional approval from TÜV SÜD for Algovita.

Similarly, Virtis is a Class III device.  We submitted a pre-market approval application for Virtis to the FDA in January 2017. In June 2018, we received notice from the FDA requesting that the Company provide supplemental information related to modifications to the Virtis device, labeling and manufacturing, as well as clarifications of data related to MR. In early August 2018 we filed our response to the FDA's requests. The FDA typically has up to 180 days from that submission to review our response, after which the FDA could approve the device, reject the device, request additional information or request clinical study data, however, in January 2019, the FDA advised us that its review has extended beyond the expiration of the 180-day review period. This extension did not initiate an additional full 180-day review period.

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

Anti-Kickback Statute

The U.S. Federal Anti-Kickback Statute is a criminal statute that prohibits persons from knowingly and willfully soliciting, offering, paying, or receiving “remuneration,” directly or indirectly to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or services for which payment may be made under federal healthcare programs. The Anti-Kickback Statute prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The Anti-Kickback Statute is broadly drafted and establishes penalties for parties on both sides of the prohibited transaction and has been interpreted to apply to the sales and marketing activities of manufacturers and distributors like us.

Federal False Claims Act

The U.S. Federal False Claims Act imposes civil liability on persons or entities who knowingly present or cause to be presented a false or fraudulent claim or knowingly use false statements to obtain payment from or approval by the federal government. Under the False Claims Act, a claim may be submitted directly to the federal government or to a recipient of federal funds, such as a federal contractor, where the funds are to be spent on the federal government’s behalf. In addition, private individuals can bring actions under the civil False Claims Act in the name of the government, known as qui tam actions, alleging false and fraudulent claims presented to or paid by the government or recipient of federal funds (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Medical device companies can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting an “off-label” use of a product.

Many states also have statutes or regulations similar to the U.S. Federal Anti-Kickback and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

Healthcare Reform

In March 2010, the Affordable Care Act (“ACA”) was signed into law, which has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacts the medical device industry. The ACA impacted existing government healthcare programs and resulted in the development of new programs. The ACA’s provisions include a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with certain limited exceptions. As part of the enacted Tax Cut and Jobs Act of 2017 (“TCJA”), this excise tax has been suspended through December 31, 2019. Absent further legislative action, this excise tax will be automatically reinstated beginning on January 1, 2020.

U.S. Privacy and Security Laws

We may be subject to data privacy and security laws and regulations of both the U.S. federal government and the individual states in which we operate. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations impose obligations on entities covered thereby relating to the privacy, security and transmission of protected health information and requires us to implement administrative, physical and technical safeguards with respect to protected health information. These covered entities include health plans, health care clearing houses, and certain health care providers.

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

In December 2018, we received full-body MR-conditional approval from TÜV SÜD for Algovita, meaning that TÜV SÜD approved allowing us to market Algovita for patients who may need to undergo MR scans for the full body.

On June 22, 2018, we received notice from TÜV SÜD regarding our Virtis application for CE Mark. TÜV SÜD notified us that it was requesting clinical study data regarding the safety and performance of the device for the requested indication. We are currently evaluating the best path forward to determine whether a clinical studies plan can be effectuated in a timely and cost-effective manner. If we determine a strategy that meets our objectives, we may move forward with a clinical study plan after obtaining FDA approval.

Algovita is subject to continued surveillance by its Notified Body, and we are required to report any serious adverse incidents related to Algovita to the appropriate authorities. We must also comply with additional requirements of individual countries in which Algovita is marketed and the requirements of certain EU Directives.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices, which would replace the Medical Devices Directive 93/42/EEC (“MDD”) and the AIMDD with the new Medical Devices Regulation. The Medical Devices Regulation (EU) 2017/745 (“MDR”) was adopted April 5, 2017. The current AIMDD remains in effect through the transition period ending May 26, 2020 per MDR Article 120, section 1. The new MDR will, among other things, impose additional reporting requirements on manufacturers of high-risk medical devices, impose an obligation on medical device companies to appoint a “qualified person” responsible for regulatory compliance, and provide for stricter clinical evidence requirements.

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

Employees

As of February 20, 2019, we had 200 employees of which 197 were full-time. We believe the success of our business will depend, in part, on our ability to continue to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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

On November 30, 2015, Integer announced receipt of pre-market approval for Algovita, and we launched Algovita commercially in the United States during the first half of 2016. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for Algovita. We currently are developing Virtis and other complete medical devices incorporating our neurostimulation technology platform; however, if we are unsuccessful in commercializing Algovita, unable to market Algovita as a result of a quality problem, fail to maintain regulatory approval for Algovita, or experience unexpected or serious complications or other unforeseen negative effects related to Algovita, we would lose our expected main source of revenue, and our business will be adversely affected.  Virtis and other extensions of our technology platform could be adversely affected as well.

If we fail to develop and retain an effective direct sales force in the United States, our business could suffer.

To commercialize Algovita in the United States, we must build and retain a substantial direct sales force. As we expand our commercial launch of Algovita in the United States and concurrently increase our marketing efforts, we will need to recruit, retain, grow and develop our direct sales representatives. There is significant competition for sales representatives experienced in medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with Algovita expected by physicians. Upon completion of the training, sales representatives typically require lead-time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach. If we are unable to attract, hire, motivate, develop and retain a sufficient number of qualified sales representatives, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying that personnel in restricted territories or incur costs to relocate personnel outside of those territories, and we may be subject to future allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. We may also have to terminate sales representatives who fail to meet their sales quotas, and discipline or terminate sales representatives who violate Company policy or otherwise fail to meet our standards, which may negatively affect sales growth. Any of these risks may adversely affect our business.

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

Our current and potential competitors are publicly-traded, or are divisions of publicly-traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. For example, our major competitors, Medtronic, Inc., Boston Scientific Corporation, Abbott Laboratories (formerly St. Jude Neuro), and Nevro Corp., each has an approved neuromodulation system in at least the United States, Europe, and Australia. Medtronic, Boston Scientific and Abbott Laboratories have each been established for many years while Nevro is a relatively new entrant to the SCS market and is marketing its High Frequency 10 (HF10) SCS therapy for treatment of several chronic pain conditions. We expect that as we continue to sell Algovita commercially in the United States, our competitors will take aggressive action to protect their current market share and position. We expect to face significant competition in establishing our market share in the United States and may encounter currently unforeseen obstacles and competitive challenges including new competitors.

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

In connection with the spin-off, we entered into an exclusive supply agreement with Integer under which we purchase fully assembled Algovita systems and most products, parts and components necessary to produce Algovita. We also entered into a product component framework agreement that provides Integer with the exclusive right to supply us with products, parts and components necessary for production of future SNM or DBS neurostimulation devices that we may seek to commercialize. Subject to conditions specified in these agreements, Integer is our exclusive and sole source manufacturer and supplier for most products, parts and components of Algovita, while Minnetronix is the sole-source supplier of our external peripheral devices.

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

As a result, we are vulnerable to supply shortages, failure to maintain adequate safety stock and manufacturing problems encountered by Integer or Minnetronix, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct its own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede its ability to meet our requirements. Integer or Minnetronix may also be unwilling or unable to supply components for Algovita or our other products or suffer from disruptions in their own supply chains. Even if Integer or Minnetronix were in material default under the supply agreements, as a practical matter, it would require time and investment to qualify new suppliers and comply with regulatory requirements regarding manufacture and supply. In addition, we may not be able to take advantage of price fluctuations or competitive pricing that may become available from alternative supply sources. Our reliance on each of Integer and Minnetronix as our sole source suppliers also subjects us to other risks that could harm our business, including:

•	we are not the only customer of either supplier, and they may therefore give other customers’ (including certain competitor’s, including Nevro’s) needs higher priority than ours;

•	if our supply agreement or relationship is terminated, we may have difficulty locating and qualifying alternative suppliers on a timely basis or at all;

•

if our supply agreement or relationship is terminated, switching suppliers would likely require product redesign and submission to FDA, or other foreign regulatory bodies, which would significantly impede or delay our commercial activities or even suspend them;

•

Integer or Minnetronix, which are dependent upon certain sole-source suppliers themselves, could suffer from shortages or delays in their supply chains, including disruptions caused by human error, malicious acts, earthquakes, hurricanes, tornados, floods, fires, war, terrorist attacks, power losses, hardware failures, system failures, and similar events, which could inhibit or delay their ability to fulfill our orders and meeting our requirements; and

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, the price of manufacturing our products that incorporate Chinese-made components may be increased. As a result, our profit margins may suffer, or we may need to increase our prices to our customers, which could negatively impact our revenue and results of operations or result in the loss of customers and harm our reputation and operating performance.

Full or partial shutdowns of the U.S. federal government operations and agencies could adversely affect our business and financial condition, including by delaying the review and processing of our submissions to the FDA.

The U.S. federal government has shut down several times with the longest shutdown occurring for 35 days in 2018-2019.  A shutdown disrupts government services and programs, and certain regulatory agencies have had to furlough critical employees and stop critical activities.  A prolonged shutdown could extend the time required for the FDA to review and process our regulatory submissions, which could delay approvals of our products.  Further, a shutdown could impede the ability of our customers to effectively deliver healthcare, which could adversely affect our customers’ use of our devices and their decisions to purchase additional products from us.  A future shutdown could also delay the ability of the SEC to declare registration statements effective, which could restrict our ability to raise funds through public markets to capitalize and continue our operations.  Any of these events could adversely affect our business and financial condition.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

In 2014, following our receipt of CE Mark for Algovita in June 2014, we began selling Algovita in Europe through a limited number of distributors. We began our sales in Germany and, to date, have expanded our sales efforts into Switzerland, Luxembourg, Austria, Sweden and the United Kingdom. Given that we do not have, or currently plan to use, any direct sales representatives in Europe, we are heavily dependent on the efforts of a limited number of distributors in Europe. The sale and shipment of Algovita and our other products across international borders exposes us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us, our distributors, or our suppliers;

•	reduced or varied protection for intellectual property rights in some countries; and

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us.

In addition, our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, EU privacy laws, the U.S. Foreign Corrupt Practices Act of 1977 and local anti-bribery and other laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases prohibit, United States companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries. Our failure to comply with these regulations and laws could subject us to penalties, fines, denial of export privileges, seizures of shipments, product recalls, restrictions on business activities or other criminal, civil or administrative actions.

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

We believe that establishing and strengthening our brand is critical to achieving widespread acceptance for Algovita and our other products, particularly because of the highly competitive nature of the markets in which we operate. Promoting and positioning our brand depends largely on the success of our marketing efforts and the perception by physicians and our other customers of the quality and efficacy of Algovita and our other products. Given the established nature of our competitors, it is likely that our future marketing efforts will require us to incur significant expenses. These brand promotion activities may not yield increased sales and, even if they do yield increased sales, any sales increases may not offset the expenses we incurred to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, Algovita and our other products may not be accepted by physicians and our other customers, which would adversely affect our business, results of operations and financial condition.

Our business could suffer from recent senior management and sales personnel changes, if we lose the services of key members of our senior management or sales management, or we fail to retain or hire necessary personnel and sales representatives.

We are dependent upon the services of key members of senior management. Recently, our Chief Executive Officer resigned and a member of our Board of Directors replaced him as CEO. This change and other personnel changes like it could disrupt our operations, our sales progress or our strategic plans. In addition, our future success will depend on, among other things, our ability to continue to hire or contract with, and retain, the necessary qualified scientific, technical and managerial personnel, and sales leadership and sales representatives, for whom we compete with numerous other companies and organizations. The loss of members of our management team, sales leadership or sales representatives, or our inability to attract or retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

If third-party payers do not provide adequate coverage and reimbursement for the use of Algovita and other neurostimulation devices we market for sale, we may be required to decrease our selling prices, which could have a negative effect on our financial performance.

Our success in marketing Algovita and any other neurostimulation devices we develop depends and will depend in large part on whether government health administrative authorities, including Medicare and Medicaid in the United States, private health insurers and other organizations adequately cover and reimburse customers for the cost of Algovita and those other devices. Third-party payers continually review their coverage and reimbursement policies and could, without notice, eliminate or reduce coverage or reimbursement for SCS, SNM or DBS therapy and/or Algovita and any other devices we develop.

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

We have a relatively short operating history. We intend to continue to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems, supply chain and other resources. In particular, the hiring and retention of our direct sales representatives in the United States requires significant management, financial and other supporting resources. To manage our operations and growth, we will need to continue to improve our operational and management controls, reporting systems and control procedures, which we may be unable to do in a cost-efficient manner or at all. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.

Although we continue to develop or seek to develop additional products using our neurostimulation technology platform for commercial introduction, we may be substantially dependent on sales from Algovita for many years. Over the longer term, we will need to successfully introduce new products or advancements to Algovita to achieve our strategic business objectives. Product development requires substantial investment and there is inherent risk in the research and development process. A successful product development process depends on many factors, including our ability to properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner and differentiate our products from those of its competitors. If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete and our revenue and profitability could suffer.

U.S. regulatory authorities may not approve the regulatory submission of Virtis, our SNM System.

We submitted Virtis to the FDA in January 2017.  In June 2018, we received notice from the FDA requesting that we provide supplemental information related to modifications to the Virtis device, labeling and manufacturing, as well as clarifications of data related to MR. In early August 2018 we filed our response to the FDA's requests. The FDA typically has up to 180 days from that submission to review our response, however, in January 2019, the FDA advised us that its review has extended beyond the expiration of the 180-day review period.

The approval of this submission may be delayed or rejected, or the authorities may require us to submit additional information or request clinical study data for approval.  In the event the submission is not approved, our market release of Virtis would be substantially delayed or may never occur, which could adversely impact our future revenues and our ability to effectively compete.  If we are required to provide additional information, we may be required to increase spending for related research and development or clinical projects, which could adversely impact our profitability and require additional resources or personnel.

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

We could also encounter delays if the FDA concludes that our financial relationships with investigators results in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash and/or stock compensation in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or if the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of our pre-market approval application by the FDA. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

Our future success is highly dependent upon our use of our intellectual property and proprietary technology rights, including trade secrets, which rights could be adversely impacted by many factors, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a medical device company focused on the development and commercialization of our neurostimulation technology platform, we expect to be highly dependent upon our use of our intellectual property rights. These intellectual property rights could be adversely impacted by many factors, including:

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

Although we have taken precautionary measures to protect our intellectual property and other proprietary technology, a system malfunction, computer viruses, unauthorized access or misuse could result in our intellectual property and other proprietary technology being lost, damaged or misappropriated.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks and trade names, which we need to build brand recognition in our markets of interest. In addition, third parties have registered trademarks similar to our trademarks in foreign jurisdictions and may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we were not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In any case, if we are unable to establish brand recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We rely on our information technology systems and data to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.

We rely on information technology systems to operate our business, including to process, manage, transmit and store sensitive data. Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, protected health information, financial information, intellectual property and other information related to our customers, workforce and business. We could experience attempted or actual interference with the integrity of, and interruptions in, our technology systems, as well as data breaches, such as cyber-attacks, malicious intrusions, breakdowns, destruction, loss of data privacy or other significant disruptions. In addition, we rely on third-party vendors to supply and support aspects of our information technology systems. These third-party systems could also be subject to cyber-attack, malicious intrusions, breakdowns, interference or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in our systems being disrupted or compromised. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.

Our information technology systems require an on-going commitment to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology and evolving legal and regulatory standards. Compliance with evolving regulations and standards in data privacy and cybersecurity has resulted in increased costs, new compliance challenges, and the threat of increased regulatory enforcement activity. There can be no assurance that our process of consolidating, protecting, upgrading and expanding our systems and capabilities and developing new systems to keep pace with continuing changes in technology will be successful or that additional systems issues will not arise in the future.

We are subject to data privacy and security laws and regulations. Noncompliance could result in the imposition of legal and regulatory fines, penalties and litigation.

Federal, state and EU privacy and security laws require the protection and confidentiality of personal information, including patient medical records and other health information. In addition, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of personally identifiable information. State consumer protection laws may also establish privacy and security standards for use and management of personally identifiable information, including information related to consumers and care providers. Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving governmental interpretation, compliance with these laws and regulations may require significant additional cost expenditures or changes in our business. Noncompliance could result in the imposition of fines, penalties and litigation.

We have a history of significant net operating losses. If we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net operating losses, and we expect to continue to incur net operating losses for the foreseeable future as we continue to build our direct sales force in the United States, expand commercial sales of Algovita in the United States, continue to pursue regulatory approval for Virtis, and assuming approval, begin to build a sales force for Virtis.

We intend to continue to increase our operating expenses substantially as we add sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States to increase our geographic sales coverage and penetration, invest in research and development programs to accelerate new product launches, expand our marketing and training programs, conduct clinical studies, and increase our general and administrative functions. We may not ever generate sufficient sales from our operations to achieve profitability, and even if we do achieve profitability, we may not be able to remain profitable for any substantial period of time. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition will suffer.

We will be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a direct sales force in the United States, develop the use of our neurostimulation technology platform for the treatment of other conditions, and continue to grow our business. Our existing resources, inclusive of borrowings under our Credit Facility, as amended, and net proceeds from our follow-on common stock offerings, may not allow us to conduct all the activities that we believe would be beneficial for our future growth. As a result, we may need to seek additional funds in the future. If we are unable to obtain additional funds on favorable terms, or at all, we may not be able to support our commercialization efforts for Algovita or increase our research and development activities, and the growth of our business may be negatively impacted.

Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the outcome, timing of, and costs involved in, seeking and obtaining supplementary or additional approvals from the FDA and other regulatory authorities;

•	the scope and timing of our investment in our United States commercial infrastructure and direct sales force;

•	the research and development activities we intend to undertake to expand the indications and product enhancements that we intend to pursue;

•	the costs of commercialization activities including product sales, marketing, manufacturing and distribution;

•	the degree and rate of market acceptance of Algovita;

•	changes or fluctuations in our inventory supply needs and forecasts of our supply needs;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to implement additional infrastructure and internal systems;

•	our ability to satisfy the conditions and covenants of term loan financing under our Credit Facility;

•	our ability to hire additional personnel to support our operations as an independent publicly-traded company; and

•	the emergence of competing technologies or other adverse market developments.

To finance these activities, we may seek additional funds through borrowings or rounds of financing, including private or public equity or debt offerings, and strategic partnerships. We may be unable to obtain necessary funds on favorable terms, or at all.

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

In March 2016, we entered into a Credit Facility with Oxford Finance LLC and SVB Financial Group (successor by assignment to Silicon Valley Bank) (the “Credit Facility”). Our Credit Facility contains various covenants that limit our ability to engage in specified types of transactions. Subject to limited exceptions, these covenants limit our ability to, among other things:

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

In addition, we are subject to a quarterly financial covenant requiring us to achieve specified minimum consolidated product revenues. The covenants in our Credit Facility may limit our ability to take certain actions and, if we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding and foreclose on the collateral granted to it under the facility.

We have recorded and may continue to record goodwill impairment charges or other asset impairment charges related to our reporting units, which could materially adversely impact our results of operations.

We assess our goodwill balances for impairment on the last day of each fiscal year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. On December 31, 2018, we performed our annual qualitative analysis goodwill impairment test for all of our reporting units. Based on the sale price of NeuroNexus, which we divested effective December 31, 2018, we determined that it was more likely than not that the carrying value of our NeuroNexus reporting unit exceeded its fair value. Consequently, we recorded a charge for impairment of approximately $1.3 million on December 31, 2018. Refer to Our Critical Accounting Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for more information regarding this testing.

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

We are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. To market and sell Algovita effectively, we often must maintain high levels of inventory. In particular, as we expand our commercial launch of Algovita in the United States, we intend to increase our levels of inventory and our safety stock to meet our estimated demand and, as a result, incur significant expenditures associated with increases in our inventory and safety stock. The manufacturing process requires lengthy lead times, during which components of Algovita may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the number of Algovita systems that we can produce. As compared to direct manufacturers, our dependence on Integer and Minnetronix as sole manufacturers of certain key parts and devices used in our products exposes us to greater lead times increasing our risk of inventory obsolescence. Furthermore, Algovita has a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired and we would be required to record an impairment charge. If our estimates of required inventory are too high, we may be exposed to further inventory obsolesce risk. If we experience a supply chain imbalance, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

Generally, unless an exemption applies, a medical device and modifications to a device or its indications must receive either pre-market approval or pre-market clearance from the FDA before it can be marketed in the United States. The approval process may involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It may take several years to satisfy these requirements, depending on the complexity and novelty of the product or modification. We may not be successful in the future in receiving approvals and clearances in a timely manner or at all. Any delay in obtaining, or any failure to obtain, such approvals could negatively impact our marketing of any future products and reduce our product revenues.

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

Algovita has received pre-market approval from the FDA and CE Mark approval for use in the treatment of chronic pain of the trunk or limbs. We cannot, however, prevent a physician from using our product off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our product off-label. Furthermore, the use of our product for indications other than those approved by the applicable regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our product or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability litigation. If our products are misused or used with improper technique, we may become subject to costly litigation, including product liability litigation, by our customers or their patients. In addition, if the FDA or other regulatory bodies determines that our promotional materials or training constitute promotion of an off-label use, it or they, as applicable, could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions that may result in fines, penalties, injunctions or other restrictions. Any of these events could significantly harm our business and results of operations.

We are subject to federal, state and foreign healthcare laws and regulations, and failure to comply with such laws and regulations could have a material adverse effect on our business.

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payers for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business.

In the United States, the laws that affect our ability to operate include, but are not limited to:

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

•	U.S. Foreign Corrupt Practices Act of 1977 and other anti-bribery laws;

•	EU data privacy laws;

•	Stark Law and Stark Regulations; and

•	state and foreign law equivalents of each of the above federal laws.

See “Business – Regulation of our Business” for a detailed description of each of these laws and their impact on our operations. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies are constantly scrutinizing interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

If our operations are found to be in violation of any of the laws or governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs, enforcement actions by governmental agencies and / or state claims for monetary damages, mandated changes to our practices and procedures that may significantly increase operating expenses, imposition of government oversight via corporate integrity agreements, harm to our reputation, which could impact our business relationships or decrease access to new business, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Healthcare legislative reform measures may have a material adverse effect on us.

In March 2010, the ACA was signed into law. When passed, the ACA included, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. As a consequence of passage of the TCJA, this excise tax has been suspended through December 31, 2019, but if this suspension is not extended or made permanent thereafter, the excise tax will be reinstated starting on January 1, 2020, which would result in a significant increase in the tax burden on our industry. If any efforts we undertake to offset the excise tax in the future are unsuccessful, the increased tax burden could have an adverse effect on our results of operations and cash flows. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment system reforms and shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect our business. The full impact of the ACA, its possible repeal or replacement and the impact of other laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may continue the downward pressure on medical device pricing, especially under the Medicare program, and may also increase our regulatory burden and operating costs.

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

The trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K, as well as:

•	our sales results and changes in the size, composition and productivity of our salesforce;

•	results from, or any delays in, clinical trial programs relating to our product candidates, including any additional planned clinical trials for Algovita or Virtis;

•	our reliance on each of Integer, our exclusive and sole manufacturer and supplier of parts and components for Algovita, and Minnetronix, our sole-source supplier of external peripheral devices;

•

any supply shortages or delays, manufacturing problems or price fluctuations related to Algovita or its components that could impact our inventory supply and inhibit our ability to meet demand as we expand our business;

•	announcements of new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	recalls of our products;

•	our operating results;

•	our cash-on-hand and overall liquidity;

•	dilution of our common stock resulting from the issuance of additional shares of common stock, preferred stock or securities convertible into additional shares of common stock;

•	changes or developments in laws or regulations applicable to Algovita and our other products;

•	failure to obtain regulatory approval for Virtis in the United States;

•	the success of our efforts to acquire or develop additional products;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the medical device industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	FDA or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	Government investigations, or legal actions or settlements related to failure to comply with federal or state healthcare laws and regulations;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	changes in management and other key personnel;

•

general changes or uncertainty in the political, regulatory, safety or economic conditions in the United States or Europe, including as a result of the current United States presidential administration or the United Kingdom’s vote to leave the European Union;

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

As with any independent publicly-traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including incentive equity awards that we have granted, and expect to continue to grant, to our directors, officers and employees. Our stockholders experienced dilution in connection with our follow-on common stock offerings completed in February and September 2018. In addition, under our Credit Facility, we have issued warrants to the lenders to purchase a number of shares of our common stock with a notional value equal to 4.5% of the funded amount of such term loan tranches, with all warrants issued at the time of a tranche funding having an exercise price equal to the lower of the average closing price of our common stock for the ten previous days of trading or the closing price of our common stock on the day prior to such tranche funding. Each warrant is exercisable for ten years from the date of issuance. If we issue common stock, preferred stock or securities convertible into common stock, including the warrants issued to our lenders, our stockholders would experience dilution and, as a result, our stock price may decline.

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

On December 22, 2017, the TCJA was enacted into law resulting in significant changes to United States federal income taxation law, including changes to the U.S. federal income taxation of corporations, including us, and changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. The Treasury Department is expected to, but has not yet, issued complete and final regulations and guidance regarding this new legislation. We are currently unable to predict what will be included in these regulations and guidance, once finalized, whether any further changes to United States federal income taxation law will occur or the impact of any of the foregoing, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.

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

As an independent publicly-traded company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our independent registered public accounting firm attest to our internal control over financial reporting once we no longer qualify as an emerging growth company, as defined by the JOBS Act. We do not expect to have our independent registered public accounting firm attest to our internal control over financial reporting while we continue to qualify as an emerging growth company. If we identify material weaknesses in our internal control over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are then-listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the corporation’s board of directors has approved the transaction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Plano, Texas, and we have research and development facilities in Blaine, Minnesota and Broomfield, Colorado. The Plano and Broomfield facilities are leased, and the Blaine facility is owned by Nuvectra. The facilities consist of approximately 61,552 square feet of office and laboratory space. The lease for our Plano, Texas headquarters is with Integer, as lessor, and expires in March 2023. The lease for our Broomfield, Colorado facility expires in September 2022. We believe the facilities we operate and our equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time acquire additional facilities, enhance existing facilities and/or dispose of existing facilities.

Item 3. Legal Proceedings

On September 19, 2017, Boston Scientific Corporation (“Boston Scientific”) filed a lawsuit in district court in Suffolk County, Massachusetts, against us and three former Boston Scientific employees hired by us, alleging tortious interference of contract on the part of us and breaches of contract related to non-solicitation and confidentiality by Boston Scientific’s former employees. We are currently engaging in confidential settlement discussions with Boston Scientific but do not expect any such settlement, if achieved, to have a material adverse impact to us. If we are unable to reach a mutually agreed upon settlement with Boston Scientific, we intend to vigorously defend against the allegations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market (“Nasdaq”) under the symbol “NVTR.” The following table provides the market range for the closing price of our common stock based on sales prices reported on Nasdaq.

2018	High	Low
First Quarter	$13.32	$7.85
Second Quarter	23.01	12.71
Third Quarter	23.34	15.07
Fourth Quarter	24.33	13.47

2017	High	Low
First Quarter	$8.02	$5.01
Second Quarter	13.89	6.36
Third Quarter	13.26	10.29
Fourth Quarter	14.52	7.72

Holders

The closing price of our common stock on February 20, 2019 was $14.22. As of February 20, 2019, there were 96 holders of record of our common stock.

Dividend Policy

We did not declare nor pay either a cash or stock dividend in 2017 or 2018, and we currently do not intend to declare or pay cash or stock dividends on Nuvectra common stock in the future. Our Credit Facility prohibits the payment of cash dividends without the prior written consent of our lenders but allows the payment of stock dividends. The declaration and amount of any future cash or stock dividends, however, will be determined by our board of directors and will depend on our financial condition, earnings, corporate strategy and capital requirements, and any other factors that our board of directors believes are relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report on Form 10-K for information on where to find information required by Item 201(d) of Regulation S-K.

Recent Sales of Unregistered Securities

Other than the issuance of warrants to Oxford Finance LLC and SVB Financial Group, as disclosed in Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this report, there were no unregistered sales of equity securities during the fiscal year ended December 31, 2018.

Use of Proceeds

Our Registration Statement on Form S-3 (File No. 333-220834) was declared effective by the SEC on October 24, 2017.

On February 5, 2018, pursuant to an underwritten shelf takedown, with Piper Jaffray & Co. serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $23.8 million, after deducting underwriting discounts and commissions of approximately $1.8 million and other expenses of approximately $0.4 million. We have used, and continue to use, these proceeds for general corporate purposes, which include expansion of our employee base and sales force, research and development, capital expenditures and funding our operations and working capital needs, as further described in our prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act on February 2, 2018.

On September 14, 2018, pursuant to a second underwritten shelf takedown, with Piper Jaffray & Co. again serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $64.6 million, after deducting underwriting discounts and commissions of approximately $4.1 million and other expenses of approximately $0.3 million. We have used, and continue to use, these proceeds for general corporate purposes, which include expansion of our employee base and sales force, research and development, capital expenditures and funding our operations and working capital needs, as further described in our prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act on September 13, 2018.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock made during the fourth quarter of the fiscal year ended December 31, 2018.

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

Stock Performance Graph

The graph below compares the thirty-four month total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. We relied upon information provided by another firm with respect to the stock performance graph. We did not attempt to validate the information supplied to us other than review it for reasonableness. The graph assumes $100 was invested in our common stock and in each of the named indices on March 14, 2016, and that all dividends were reinvested.

COMPARISON OF 34 MONTH CUMULATIVE TOTAL RETURN*

Among Nuvectra, the S&P 500 Index
and the S&P Health Care Equipment Index

$350
$300
$250
$200
$150
$100
$50
$0
3/14/16
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
Nuvectra
S&P 500
S&P Health Care Equipment

*$100 invested on 3/14/16 in stock or 2/29/16 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	3/14/16	3/16	6/16	9/16	12/16
Nuvectra	$100.00	$73.31	$100.27	$93.77	$68.16
S&P 500	100.00	106.78	109.41	113.62	117.97
S&P Health Care Equipment	100.00	103.69	116.03	120.63	109.24

	3/17	6/17	9/17	12/17
Nuvectra	$92.55	$179.95	$179.67	$105.15
S&P 500	125.12	128.98	134.76	143.72
S&P Health Care Equipment	124.15	136.89	136.33	142.99

	3/18	6/18	9/18	12/18
Nuvectra	$176.42	$278.18	$297.83	$221.41
S&P 500	142.63	147.53	158.90	137.42
S&P Health Care Equipment	150.05	160.97	183.62	166.21

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

	Year Ended
Statement of Operations Data: (in thousands)	December 31, 2018	December 31, 2017
Sales	$48,831	$27,080
Cost of sales	22,997	14,427
Gross profit	25,834	12,653
Operating expenses:
Selling, general and administrative expenses	54,423	42,744
Research, development and engineering costs, net	14,599	12,140

Total operating expenses	69,022	54,884

Loss from continuing operations before taxes	(47,166)	(44,794)
Benefit for income taxes	(21)	(58)
Loss from continuing operations	$(47,145)	$(44,736)

Net loss	$(48,131)	$(44,600)

Comprehensive loss	$(48,129)	$(44,599)

	As of
Balance Sheet Data: (in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$99,240	$28,165
Working capital	98,764	28,978
Total assets	158,012	91,103
Stockholders’ Equity	92,896	48,173

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K.

The following discussion and analysis describes the factors that had a material effect on our financial position, results of operations and cash flows during the year ended December 31, 2018 as compared to the year ended December 31, 2017. You should read this discussion and analysis in conjunction with our consolidated financial statements and the notes to those consolidated financial statements in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. Actual results could differ materially from those contained in any forward-looking statements. See “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Our Business

Nuvectra is a neurostimulation medical device company focused on the development and commercialization of our neurostimulation technology platform for the treatment of various disorders through stimulation of tissues associated with the nervous system. Our neurostimulation technology platform has the potential to provide treatment to patients in several established neurostimulation markets, including SCS, SNM, DBS, and other emerging neurostimulation markets.

Our Algovita SCS system, or Algovita, is the first application of our neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and limbs. Algovita received pre-market approval from the FDA in November 2015, and we commercially launched Algovita in the United States during the first half of 2016. Outside of the United States, Algovita obtained CE Mark approval in June 2014 and is indicated for the treatment of chronic intractable pain of the trunk or limbs. Algovita is reimbursable under existing SCS codes in the United States, the European Union and Australia, and has been commercially available to patients in Germany and several other European countries since November 2014.

We have also developed our existing platform for use in the SNM market as further described below under “Strategic and Financial Overview.”

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

Our revenues include sales of Algovita and development and engineering service fees. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our commercial expansion in the United States, and, pending regulatory approvals, from Virtis, the second application of our neurostimulation technology platform and our first product for the SNM market. From time to time, our future revenues may also include technology licensing fees, development and engineering service fees, and royalty fees. Our revenues also historically included sales of neural interface technology, components and systems to the neuroscience and clinical markets. Refer to Note 2 “Discontinued Operations” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

Our Customers

Algovita was designed to provide pain management solutions to patients who have evolving requirements and needs. We are still developing our customer base for Algovita, which includes distributors in Europe and hospitals, surgery centers and medical facilities in the United States served through a direct sales force and third-party distributors; therefore, the nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Additionally, in the DBS market, our customer is Aleva, which we service through a strategic development agreement.

Strategic and Financial Overview

We are a neurostimulation medical device company formed in 2008 to design and develop a neurostimulation technology platform that could be utilized in multiple indications. Since our inception, the majority of our resources have been spent designing and developing Algovita. SCS was chosen as the first sector of the neurostimulation market to pursue, as we believe that it is a high growth existing market, there is an established regulatory and reimbursement pathway, and we believe that there are significant unmet needs in the SCS market. We currently have four significant competitors in the United States that are better capitalized and that offer similar SCS devices that are already established and accepted in the market. While the competitive landscape for SCS remains challenging and we may face barriers to market acceptance of our product, we believe Algovita has certain differentiating features from other existing SCS systems that offer our patients and customers a broad set of capabilities and treatment options.

We have been leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as SNM and DBS, and are exploring other emerging indications.

We submitted a pre-market approval application for Virtis to TÜV SÜD, our notified body in Europe, and to the FDA in the United States, in December 2016 and January 2017, respectively. In June 2018, we received notice from the FDA requesting that the Company provide supplemental information related to modifications to the Virtis device, labeling and manufacturing, as well as clarifications of data related to MR. In early August 2018 we filed our response to the FDA's requests. The FDA typically has up to 180 days from that submission to review our response, after which the FDA could approve the device, reject the device, request additional information or request clinical study data, however, in January 2019, the FDA advised us that its review has extended beyond the expiration of the 180-day review period. This extension did not initiate an additional full 180-day review period.

On June 22, 2018, we also received notice from TÜV SÜD regarding our Virtis application for CE Mark. TÜV SÜD notified us that it was requesting clinical study data regarding the safety and performance of the device for the requested indication. We are currently evaluating the best path forward to determine whether a clinical study plan can be effectuated in a timely and cost-effective manner. If we determine a strategy that meets our objectives, we may move forward with a clinical study plan after obtaining FDA approval.

In early 2016, we entered into a development agreement with Aleva, which was amended and restated on August 31, 2017. This agreement provides that we will leverage our neurostimulation technology platform to develop a DBS system for Aleva to treat Parkinson’s disease. This platform is still under development and is subject to Aleva receiving sufficient financing, the outcome of which may impact the ability to fund our development of the DBS system during 2019. We expect Aleva to raise additional capital funds in order to fully develop a DBS system. If we complete development of a DBS system to treat Parkinson’s disease for Aleva and it receives approval, we expect that Aleva will commercialize the DBS system in certain European markets initially and later in the United States. If Aleva does so and is successful, we would receive royalties on the sale of these DBS systems and components.

We may pursue other strategic partnerships to fund clinical and development costs of new products, expand our product distribution channels, supplement our product commercialization efforts, obtain assistance in designing and performing clinical studies and post market studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Although we believe we have significant revenue growth opportunity in large, established markets, we have a history of significant net losses, and we expect to continue to incur net losses for the foreseeable future. We expect that future revenue growth will come largely from sales of Algovita in the United States market.

Our Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position or cash flows. Our most critical accounting estimates are described below. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Inventories

The value of inventories, comprised solely of finished goods, are stated at the lesser of net realizable value or cost, determined using the first-in, first-out (“FIFO”) method. To value inventory, we must estimate excess or obsolete inventory, as well as inventory that is not of saleable quality. This valuation involves an inherent level of risk and uncertainty due to unpredictability of trends in the industry and customer demand for our products. In assessing the ultimate realization of inventories, we must make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserve requirements generally increase as demand decreases due to market conditions and technological and product life-cycle changes. Write-downs of excess and obsolete inventories were $0.7 million and $0.4 million in fiscal years 2018 and 2017, respectively.

Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce our purchases accordingly, we could be required to record additional inventory write-downs, which would have a negative impact on our results of operations. An 8.0% write-down of our inventory would change 2018 net loss by approximately $0.5 million.

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

Goodwill and Intangible Assets

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

We base the fair value of identifiable intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of intangible assets are determined using one of two valuation approaches: market or income. The selection of a particular method depends on the reliability of available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of risk-adjusted cash flows projected to be generated by that asset. The projected cash flows for each asset considers multiple factors from the perspective of a marketplace participant, including current revenue from existing customers, attrition trends, pricing, new product launches, cost synergies, and expected profit margins giving consideration to historical and expected margins.

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

On December 31, 2018, we determined that the fair value of NeuroNexus, based on the sale price when it was divested on December 31, 2018, was less than the recorded carrying value of NeuroNexus. Consequently, we recorded an impairment charge pertaining to NeuroNexus of approximately $1.3 million and subsequently disposed of the remaining goodwill balance of approximately $3.4 million. Refer to Note 2 “Discontinued Operations” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

On December 31, 2018, we assessed qualitative factors and determined it was not necessary to perform the quantitative goodwill impairment test for the Nuvectra reporting unit. We determined that it was more likely than not that the fair value of the Nuvectra reporting unit exceeded its carrying value.

On December 31, 2017, we assessed qualitative factors and determined it was not necessary to perform the quantitative goodwill impairment test. We determined that it was more likely than not that the fair value of both of our reporting units at such time exceeded their carrying value.

The goodwill allocated to our Nuvectra reporting unit may be subject to future impairment if its actual operating results deteriorate from expected results. Examples of a significant deterioration in operating conditions, which could impact the valuation and/or result in an impairment of goodwill are as follows: the loss of one or more significant customers, non-approval of new medical device systems, lack of market acceptance, discontinuation of significant development projects, technology obsolescence or failure of technology, and product liability claims, among others.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer, which are subsequently remitted to government authorities.

Generally, Algovita product sales are made through our trained personnel when we have the obligation to perform the initial programming and stimulation which occurs on the same day as the trial or permanent procedure. For these customers, the products and the programming and stimulation services are not separately distinct but rather are a combined performance obligation for which revenue is recognized upon completion of the procedure. In cases where the customer has a Clinician Programmer and has undergone the requisite training in order to perform the programming and stimulation services, we recognize revenue upon shipment when control passes to the customer. Similarly, when we sell through distributors or ship product directly to the end user and have no additional obligations, revenue is recognized at the time of shipment when control passes to the customer. For the remaining sales that are sent from our distribution center directly to hospitals and medical facilities, where product is ordered in advance of an implantation procedure and a valid purchase order has been received, we defer revenue until all programming and stimulation obligations are fulfilled.

Our development services are typically provided on a fixed-fee basis. Service revenue is recognized over time as the services are performed using an input method based on costs incurred. As such, estimating the total costs to be incurred and progress to completion on the contract requires significant judgment. We use historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangements to establish these estimates.

Our contracts with customers often include promises to transfer multiple products to a customer. Determining whether the promises are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment, specifically for development and engineering service revenues. Once the performance obligations are identified, we determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price (“SSP”) method. The corresponding revenues are recognized as the related performance obligations are satisfied as discussed above. Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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

For service-based restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the stock price on the grant date. The total expense recognized over the vesting period is only for those awards that ultimately vest.

There is a high degree of subjectivity involved in selecting assumptions to be utilized to determine fair value. If factors change and result in different assumptions in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period. A 5% change in our stock-based compensation expense would change 2018 net loss by approximately $0.2 million.

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

Our Financial Results

A summary of our financial results is as follows (in thousands, except per share data):

	Year Ended
	December 31,	December 31,	Change
	2018	2017	$	%
Sales:
Algovita	$47,149	$25,567	$21,582	84%
Development and engineering services	1,682	1,513	169	11%
Total sales	48,831	27,080	21,751	80%
Cost of sales	22,997	14,427	8,570	59%
Gross profit	25,834	12,653	13,181	104%
Gross profit as a % of sales	52.9%	46.7%
Selling, general and administrative expenses (SG&A)	54,423	42,744	11,679	27%
SG&A as a % of total operating expenses	78.8%	77.9%
Research, development and engineering costs, net (RD&E)	14,599	12,140	2,459	20%
RD&E as a % of total operating expenses	21.2%	22.1%
Operating loss	(43,188)	(42,231)	(957)	2%
Interest expense, net	3,588	1,959	1,629	83%
Other expense, net	390	604	(214)	(35)%
Benefit for income taxes	(21)	(58)	37	(64)%
Effective tax rate	0.0%	0.0%
Loss from continuing operations	(47,145)	(44,736)	(2,409)	5%
Net loss	$(48,131)	$(44,600)	$(3,531)	8%
Diluted net loss per share	$(3.25)	$(4.22)	$0.97	(23)%

Sales

Algovita. The primary factor behind the 84% increase in sales from fiscal year 2017 to fiscal year 2018 was the continued growth in volume of sales from the Company’s commercial launch of Algovita in the United States during 2016. We expect to continue to develop our worldwide sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States, to support future growth.

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the first quarter and third quarter of the year, which we believe is due to weather-related events, holidays, the buying patterns and implant volumes of our distributors, hospitals and clinics, reimbursement related factors such as patient deductibles, and other factors. We anticipate that our total revenue will increase as we continue our commercialization in the United States.

Development and Engineering Service. We recognized $1.7 million and $1.5 million of development and engineering services revenue during fiscal year 2018 and 2017, respectively, from our development agreement with Aleva. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of components and materials, labor costs, and plant and equipment depreciation and overhead. The primary driver behind the 59% increase in cost of sales from fiscal year 2017 to fiscal year 2018 was the increase in sales of our Algovita systems. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From fiscal year 2017 to fiscal year 2018 our gross profit increased $13.2 million or 104%, and our gross profit as a percentage of sales, or gross margin, increased to 52.9% in fiscal year 2018 from 46.7% in fiscal year 2017. These increases were primarily due to an increase in the volume of Algovita sales in the United States.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $11.7 million, or 27%, from fiscal year 2017 to fiscal year 2018. This increase was primarily the result of an increase in personnel-related expenses as we have continued to increase our sales of our Algovita product.

Our SG&A expenses may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense. Going forward, we expect SG&A expenses to continue to increase as we build our Virtis sales organization consisting of direct sales representatives and independent sales agents in the United States pending regulatory approvals. We expect that this will require recruiting appropriate and qualified direct sales representatives and independent sales agents, expanding our commercial infrastructure in the United States and training our direct sales representatives and independent sales agents. Thereafter, we expect that our sales representatives and independent sales agents will require lead time in the field to access and grow their network of accounts and produce sales results. We believe that successfully recruiting, training and retaining a sufficient number of productive sales representatives and independent sales agents is important in achieving our future growth objective.

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

RD&E costs increased $2.5 million, or 20%, from fiscal year 2017 to fiscal year 2018. The increase was primarily the result of an increase in personnel-related expenses and the timing of research project-related expenses.

As we must continually strive to anticipate and meet our customers’ and patients’ evolving needs and preferences, we expect to continue to invest in product development, product enhancements and improvements and future clinical studies to further develop and update our existing technologies and to expand the features offered in Algovita and Virtis. We may continue to pursue strategic partnerships to fund clinical and development costs, in part or in full, of new products, expand our product distribution channels, improve our access to physicians and opinion leaders, supplement our product commercialization efforts, obtain assistance in performing clinical studies, add specialized clinical or regulatory expertise, or acquire or obtain access to complementary intellectual property.

Interest Expense, Net

Interest expense, net for fiscal year 2018 and fiscal year 2017 was $3.6 million and $2.0 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $4.7 million and $2.3 million for fiscal year 2018 and 2017, respectively. The increase was primarily due to the increase in borrowings under our Credit Facility. Interest income from investments was $1.1 million and $0.3 million for fiscal year 2018 and 2017, respectively.  For additional information, see Note 8 “Debt” of the notes to our Consolidated Financial Statements.

Other Expense, Net

Other expense, net for fiscal year 2018 primarily related to the loss on the disposal of NeuroNexus. Other expense, net for fiscal year 2017 primarily related to the revaluation of our warrant liability due to the change in the estimated fair value.

Provision for Income Taxes

During fiscal years 2018 and 2017, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. See Note 9 “Income Taxes” of the notes to our Consolidated Financial Statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future. Immediately prior to the completion of the spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have used for the continued development and commercialization of Algovita, development of Virtis, and general corporate purposes. Based on our current plans and expectations, we estimate that our cash on hand, which includes proceeds from our follow-on common stock offerings completed in February and September 2018, Credit Facility draw-downs, proceeds from the divestiture of NeuroNexus, and cash generated from sales, should meet our cash needs for at least the next twelve months.

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

Currently, we expect our research and development expenditures for 2019 to be between approximately $15 million and $20 million. These expenditures are primarily to continue our research and development program to enhance and improve Algovita and Virtis and to continue to develop our neurostimulation technology platform for uses in indications outside of SCS and SNM. Costs are primarily related to development engineering, regulatory, quality and clinical affairs. We expect to finance these expenditures using cash on-hand and cash generated from sales. We may increase, decrease or re-allocate these anticipated expenditures during any period based on industry conditions, the availability of capital, or other factors. We believe that nearly all of our anticipated research and development expenditures are discretionary.

Consolidated Cash Flows

In fiscal year 2018, net cash used in operating activities was $38.7 million compared to a net loss of $48.1 million. In fiscal year 2017, net cash used in operating activities was $48.2 million compared to a net loss of $44.6 million. The primary components driving the decrease in cash used in operating activities was the change in non-cash charges and changes in working capital accounts. Specifically, there was an increase in accounts receivable of $8.1 million in fiscal year 2017 as compared to an increase in accounts receivable of $1.8 million in fiscal year 2018. These changes in accounts receivable were due to the increased sales of our Algovita systems and timing of collections. Additionally, payments in 2017 (totaling $2.4 million) related to large accounts payable and other current liabilities at the end of 2016 compared to an increase in accounts payable and other current liabilities of $2.6 million in fiscal year 2018.

Net cash provided by investing activities was $3.9 million for fiscal year 2018 compared to net cash used in investing activities of $1.2 million for fiscal year 2017. Cash provided by investing activities in 2018 primarily related to net proceeds from the sale of NeuroNexus. Cash used in investing activities in 2017 related to the purchases of property, plant and equipment. As of December 31, 2018, we had no material commitments to purchase capital assets; however, planned capital expenditures for fiscal year 2019 are estimated at approximately $1.5 million.

Net cash provided by financing activities was $105.9 million for fiscal year 2018 compared to $13.9 million for fiscal year 2017. Cash provided by financing activities in fiscal year 2018 was primarily composed of $88.8 million net from the sale of common stock and $16.7 million in net borrowings under our Credit Facility. Cash provided by financing activities in fiscal year 2017 was primarily composed of $12.5 million of borrowings under our Credit Facility and $1.4 million in proceeds from the exercise of stock options and warrants.

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

The term loans bear interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 8.65%. At December 31, 2018 the interest rate on the term loans was 9.40%. The Credit Facility provides for interest-only payments on outstanding term loans for 24 months after the first borrowing in February 2018 followed by 30 months of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

On March 18, 2016, in connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee of $1.1 million, which equaled 2.50% of the aggregate principal amount of the then-existing Credit Facility. On March 18, 2016, under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the then-existing $40 million term loan and $5 million revolving line of credit. We also paid fees of (i) $25,000 plus the expenses of the lenders when we amended the Credit Facility in February 2017, (ii) $0.8 million when we amended the Credit Facility in February 2018 and (iii) $30,000 when we amended the Credit Facility in December 2018.

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

Common Stock Offering

Our Registration Statement on Form S-3 (File No. 333-220834) was declared effective by the SEC on October 24, 2017.

On February 5, 2018, pursuant to an underwritten shelf takedown, with Piper Jaffray & Co. serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $23.8 million, after deducting underwriting discounts and commissions of approximately $1.8 million and other expenses of approximately $0.4 million. We have used, and continue to use, these proceeds for general corporate purposes, which include expansion of our employee base and sales force, research and development, capital expenditures and funding our operations and working capital needs, as further described in our prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act on February 2, 2018.

On September 14, 2018, pursuant to a second underwritten shelf takedown, with Piper Jaffray & Co. again serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $64.6 million, after deducting underwriting discounts and commissions of approximately $4.1 million and other expenses of approximately $0.3 million. We have used, and continue to use, these proceeds for general corporate purposes, which include expansion of our employee base and sales force, research and development, capital expenditures and funding our operations and working capital needs, as further described in our prospectus supplement filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act on September 13, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) to determine the potential impact they may have on our Consolidated Financial Statements. See Note 16 “Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – The interest rate on any outstanding balance under the term loan of our Credit Facility is based upon the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 8.65%, thus subjecting us to interest rate risk. At December 31, 2018 our interest rate on the $45.0 million outstanding balance was 9.40%. A hypothetical 50 basis point increase in the interest rate would have increased annual interest expense on the Credit Facility by approximately $225,000.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements as of and for the Years Ended December 31, 2018 and 2017:

Report of Independent Registered Public Accounting Firm	46
Consolidated Financial Statements
Consolidated Balance Sheets	47
Consolidated Statements of Operations and Comprehensive Loss	48
Consolidated Cash Flow Statements	49
Consolidated Statements of Stockholders’ Equity	50
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nuvectra Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvectra Corporation and subsidiaries (the "Company") as of December 31, 2018 and December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Notes 1 and 2 to the consolidated financial statements, on December 31, 2018, the Company completed the sale of its wholly owned subsidiary, NeuroNexus Technologies, Inc. The operating results of NeuroNexus Technologies, Inc. have been presented as discontinued operations in the accompanying consolidated financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 4, 2019

We have served as the Company's auditor since 2015.

NUVECTRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of
	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$99,240	$28,165
Trade accounts receivable, net of allowance for doubtful accounts of $691 and $414 in 2018 and 2017, respectively	12,324	9,920
Inventories	6,627	4,978
Prepaid expenses and other current assets	1,117	995
Current assets of discontinued operations	—	971
Total current assets	119,308	45,029
Property, plant and equipment, net	5,213	5,900
Goodwill	33,491	33,491
Other long-term assets	—	245
Noncurrent assets of discontinued operations	—	6,438
Total assets	$158,012	$91,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,950	$2,043
Accrued liabilities	5,736	8,563
Accrued compensation	6,858	4,278
Short-term debt	—	789
Current liabilities of discontinued operations	—	378
Total current liabilities	20,544	16,051
Other long-term liabilities	490	993
Long-term debt, net	44,082	25,886
Total liabilities	65,116	42,930

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,689,928 and 10,849,385 shares issued and outstanding in 2018 and 2017, respectively	18	11
Additional paid-in capital	218,844	125,999
Accumulated other comprehensive gain (loss)	1	(1)
Accumulated deficit	(125,967)	(77,836)
Total stockholders’ equity	92,896	48,173

Total liabilities and stockholders’ equity	$158,012	$91,103

The accompanying notes are an integral part of these consolidated financial statements.

NUVECTRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended
	December 31, 2018	December 31, 2017
Sales:
Product	$47,149	$25,567
Service	1,682	1,513
Total sales	48,831	27,080
Cost of sales:
Product	21,640	13,530
Service	1,357	897
Total cost of sales	22,997	14,427
Gross profit	25,834	12,653
Operating expenses:
Selling, general and administrative expenses	54,423	42,744
Research, development and engineering costs, net	14,599	12,140
Total operating expenses	69,022	54,884
Operating loss	(43,188)	(42,231)
Interest expense, net	3,588	1,959
Other expense, net	390	604
Loss from continuing operations before taxes	(47,166)	(44,794)
Benefit for income taxes	(21)	(58)

Loss from continuing operations	(47,145)	(44,736)

Discontinued operations:
(Loss) income from operations of discontinued operations	(932)	219
Provision for income taxes	54	83
(Loss) income from discontinued operations	(986)	136

Net loss	$(48,131)	$(44,600)

Other comprehensive gain:
Unrealized holding gain on investments arising during period	2	1
Other comprehensive gain	2	1
Comprehensive loss	$(48,129)	$(44,599)

Basic and diluted net loss per share:
Loss from continuing operations	$(3.19)	$(4.23)
(Loss) income from discontinued operations	(0.06)	0.01
Basic and diluted net loss per share	$(3.25)	$(4.22)
Basic and diluted weighted average shares outstanding	14,801	10,576

The accompanying notes are an integral part of these consolidated financial statements.

NUVECTRA CORPORATION

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(48,131)	$(44,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	341	407
Write-downs of excess and obsolete inventories	671	417
Depreciation and amortization	1,845	1,615
Goodwill impairment	1,261	—
Debt related amortization included in interest expense	1,096	759
Stock-based compensation	3,044	2,315
Loss on disposal of discontinued operations	313	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,790)	(8,105)
Inventories	(2,320)	(162)
Prepaid expenses and other current assets	(137)	(568)
Accounts payable and other current liabilities	2,641	(2,412)
Accrued compensation	2,466	1,635
Other long-term liabilities	9	502
Net cash used in operating activities	(38,691)	(48,197)
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	4,600	—
Acquisition of property, plant and equipment	(686)	(1,231)
Net cash provided by (used in) investing activities	3,914	(1,231)
Cash flows from financing activities:
Borrowings under Credit Facility, net	16,711	12,500
Proceeds from the sale of common stock	88,816	—
Payments of financing costs related to issuance of common stock	(405)	—
Proceeds from the exercise of stock options and warrants	776	1,430
Payment of debt issuance costs and other financing activities	(46)	(47)
Net cash provided by financing activities	105,852	13,883
Net increase (decrease) in cash and cash equivalents	71,075	(35,545)
Cash and cash equivalents, beginning of period	28,165	63,710
Cash and cash equivalents, end of period	$99,240	$28,165

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,482	$1,427
Income taxes paid	24	13
Acquisition of property, plant and equipment accrued not paid	177	—

The accompanying notes are an integral part of these consolidated financial statements.

NUVECTRA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
At December 31, 2016	10,320	$10	$121,806	$(33,236)	$(2)	$88,578
Issuance of common stock warrants	—	—	449	—	—	449
Option and warrant exercises	293	1	1,429	—	—	1,430
Restricted stock issued, net of stock forfeited	236	—	—	—	—	—
Stock-based compensation	—	—	2,315	—	—	2,315
Unrealized holding period gain	—	—	—	—	1	1
Net loss	—	—	—	(44,600)	—	(44,600)
At December 31, 2017	10,849	11	125,999	(77,836)	(1)	48,173
Issuance of common stock, net of issuance costs of $6,617	6,498	6	88,404	—	—	88,410
Issuance of common stock warrants	—	—	621	—	—	621
Option exercises	112	—	776	—	—	776
Restricted stock issued, net of stock forfeited	231	1	—	—	—	1
Stock-based compensation	—	—	3,044	—	—	3,044
Unrealized holding period gain	—	—	—	—	2	2
Net loss	—	—	—	(48,131)	—	(48,131)
At December 31, 2018	17,690	$18	$218,844	$(125,967)	$1	$92,896

The accompanying notes are an integral part of these consolidated financial statements.

NUVECTRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Nuvectra Corporation, together with its wholly-owned subsidiaries (i) Algostim, LLC (“Algostim”) and (ii) PelviStim LLC (“PelviStim”) (collectively “Nuvectra” or the “Company”), is a neurostimulation company committed to helping physicians improve the lives of people with chronic conditions. The Algovita® Spinal Cord Stimulation (“SCS”) System (“Algovita”) is the Company’s first commercial offering and is Conformité Européene (“CE”) marked and United States Food & Drug Administration (“FDA”) approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as sacral neuromodulation (“SNM”) for the treatment of overactive bladder and deep brain stimulation (“DBS”) for the treatment of Parkinson’s disease.

In March 2016, the Company was formed as a separate public company as a result of a spin-off from Integer Holdings Corporation (“Integer”).

On January 2, 2019, the Company announced that it had completed the divestiture of its wholly owned subsidiary, NeuroNexus Technologies, Inc. (“NeuroNexus”) effective December 31, 2018. As a result, the Consolidated Balance Sheet as of December 31, 2017 was derived from the Company’s audited financial statements and has been retrospectively adjusted to reflect discontinued operations, and the results of operations of NeuroNexus have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Consolidated Cash Flow Statements includes cash flows related to the discontinued operations due to Nuvectra’s (the parent company) centralized treasury and cash management processes, and accordingly cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations.” All results and information in the consolidated financial statements and related notes are presented as continuing operations and exclude NeuroNexus unless otherwise noted specifically as discontinued operations. Refer to Note 2 “Discontinued Operations” for additional information.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Nuvectra for the periods presented.

Liquidity and Capital Resources – The Company has incurred significant net losses and negative cash flows from operations since inception and expects to incur additional net losses for the foreseeable future.

Based on its current plans and expectations, the Company estimates that its cash on hand, which includes proceeds from the Company’s follow-on common stock offerings completed in the first and third quarters of 2018, Credit Facility draw-downs, proceeds from the divestiture of NeuroNexus, and cash generated from sales, should meet its cash needs for at least the next twelve months.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and other current liabilities and accrued bonuses approximate fair value because of the short-term nature of these items. Note 12 “Fair Value Measurements” contains additional information on assets and liabilities recorded at fair value in the Consolidated Financial Statements.

Cash and Cash Equivalents – Cash and Cash Equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three-months or less.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable owed to the Company by its customers. The Company performs on-going credit evaluations of its customers. No customers individually accounted for more than 10% of the Company’s consolidated revenues in 2018 or 2017. No customers individually accounted for more than 10% of the Company’s accounts receivable at December 31, 2018 or 2017. Additionally, the Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks. See Note 14 “Business Segments, Geographic and Concentration Risk Information” for additional information.

Allowance for Doubtful Accounts – The Company provides credit, in the normal course of business, to its customers in the form of trade accounts receivable. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains an allowance for those customer receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred. The allowance for doubtful accounts was $0.7 million and $0.4 million at December 31, 2018 and 2017, respectively.

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

Write-downs of excess and obsolete inventories were $0.7 million and $0.4 million in 2018 and 2017, respectively. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

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

The Company is a party to various operating lease agreements for buildings, machinery, and equipment. Lease expense includes the effect of escalation clauses, which are accounted for ratably over the lease term. Note 4 “Property, Plant and Equipment, Net” contains additional information on the Company’s PP&E.

Amortizing Intangible Assets, Net – Amortizing Intangible Assets, Net historically consisted of NeuroNexus purchased technology and patents, and customer lists. The Company amortized its definite-lived intangible assets over their estimated useful lives utilizing an accelerated method of amortization, which approximated the projected cash flows used to fair value those intangible assets at the time of acquisition. See Note 5 “Intangible Assets, Net” for additional information on the Company’s amortized intangible assets.

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

The Company did not identify any indicators of impairment for the Nuvectra asset group in 2018 or for the NeuroNexus asset group in the second, third or fourth quarters of 2018; however, as noted below, the Company performed an interim impairment test in the first quarter of 2018 for the NeuroNexus asset group and determined the undiscounted cash flows exceeded the carrying amounts of long-lived assets.

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

The Company completed its annual impairment assessment of goodwill as of December 31, 2017 and the Company determined that it was more likely than not that the fair value of both reporting units at such time exceeded their carrying value.

The Company completed its annual impairment assessment of goodwill as of December 31, 2018 and the Company determined that it was more likely than not that the fair value of its Nuvectra reporting unit exceeded its carrying value.

In the first quarter of 2018, the Company evaluated strategic alternatives with respect to its NeuroNexus reporting unit which triggered an interim impairment test. Upon completing the goodwill impairment test for NeuroNexus, the Company determined that its fair value exceeded its carrying value.

Subsequently, on December 31, 2018, the Company determined that the fair value of NeuroNexus, based on the sale price due to the divestiture, was less than the recorded carrying value of NeuroNexus. Consequently, the Company recorded an impairment charge pertaining to NeuroNexus of approximately $1.3 million and subsequently disposed of the remaining goodwill balance of approximately $3.4 million.

The following represents our goodwill balance by reportable segment. Changes to goodwill during the years ended December 31, 2018 and December 30, 2017 were as follows (in thousands):

Nuvectra
Balance – December 31, 2016
Goodwill, gross	$33,491
Accumulated impairment losses	—
Goodwill, net	33,491
Goodwill impairment charge	—
Balance – December 31, 2017
Goodwill, gross	33,491
Accumulated impairment losses	—
Goodwill, net	33,491
Goodwill impairment charge	—
Balance – December 31, 2018
Goodwill, gross	33,491
Accumulated impairment losses	—
Goodwill, net	$33,491

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

Stock-Based Compensation – The Company’s employees participate in stock-based compensation programs of Nuvectra. The compensation costs related to stock-based awards granted to employees is based upon their estimated fair value on the grant date. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. The Black-Scholes option-pricing model was used to estimate the fair value of stock options granted. For service-based restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the stock price on the grant date. The total expense recognized over the vesting period will only be for those awards that ultimately vest. Note 7 “Employee Benefit Plans” contains additional information on stock-based compensation.

Interest Expense, Net – Interest expense, including amortization of deferred financing fees and discounts on debt, related to the Company’s Credit Facility was $4.7 million and $2.3 million for fiscal year 2018 and 2017, respectively. Interest income from investments was $1.1 million and $0.3 million for fiscal year 2018 and 2017, respectively.

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

Effective January 31, 2019, Scott F. Drees resigned from his positions as the Chief Executive Officer of the Company and as a member of the board of directors of the Company. Also effective January 31, 2019, Mr. Drees entered into a Separation and Release Agreement with the Company (the “Separation Agreement”), pursuant to which Mr. Drees released any and all known and unknown claims that he may have against the Company and its affiliates, including its officers and directors. In accordance with the Separation Agreement, the Company will pay Mr. Drees a severance payment consistent with the terms of the Executive Employment Agreement, dated March 7, 2016, between the Company and Mr. Drees, as amended. Mr. Drees will receive a severance payment in the aggregate amount of $1,168,490 which includes $359,548 for his earned but unpaid 2018 bonus and $352,240 for his 2019 target bonus, $440,300 which is an amount equal to his current annual base salary, and $16,402, which represents an amount equal to 12 months of premiums for his continuing COBRA coverage. All outstanding stock options and restricted stock units previously granted to Mr. Drees will continue to vest in accordance with the existing vesting schedules up to March 7, 2020. Mr. Drees has also agreed to non-compete, non-disparagement and non-solicitation restrictions through January 31, 2020, as well as a non-disclosure obligation.

On February 27, 2019, the Company and its wholly owned subsidiaries, Algostim LLC and Pelvistim LLC, entered into a Fourth Amendment (the “Fourth Amendment”) to its Loan and Security Agreement, dated as of March 18, 2016, as amended (the “Loan Agreement”), with Oxford Finance LLC and Silicon Valley Bank, as lenders. The Fourth Amendment amends the financial covenants in the Loan Agreement to require the Company to achieve product revenues of at least $10.0 million for the fiscal quarter ending March 31, 2019.  The Fourth Amendment also modifies to April 30, 2019 the deadline by which the Company and its lenders are required to establish minimum product revenues for the remaining three fiscal quarters in 2019.

2.	Discontinued Operations

Effective December 31, 2018, the Company completed the divestiture of its wholly owned subsidiary, NeuroNexus. The Company sold all of the stock of NeuroNexus to NEL Group, Inc. for $5.0 million in cash, NeuroNexus distributed all of its accounts receivable ($0.8 million, net) and other current assets to the Company, and the Company contributed $0.4 million in cash to NeuroNexus and assumed current liabilities ($0.5 million, net) of NeuroNexus. The Company also contributed certain trademarks to NeuroNexus and accelerated vesting of equity grants for all NeuroNexus employees. The Company recognized a loss of approximately $0.3 million on the disposal of NeuroNexus, which is included in Other expense, net on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2018.

For disposal transactions, the disposal of a component of an entity is reported in discontinued operations if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company evaluated the quantitative and qualitative factors related to the sale of NeuroNexus and concluded that it met the requirements for discontinued operations presentation as of December 31, 2018. Accordingly, the operating results of NeuroNexus have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented and the assets and liabilities of NeuroNexus have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet at December 31, 2017. The discontinued operations of NeuroNexus were previously reported as the NeuroNexus segment.

The assets and liabilities of a discontinued operations held for sale, other than goodwill, are measured at the lower of carrying amount or fair value less cost to sell. Accordingly, the assets and liabilities of NeuroNexus, other than goodwill, are measured at carrying amount.

The carrying amounts of the NeuroNexus assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows (in thousands):

At December 31, 2017
Accounts receivable, net of allowance for doubtful accounts of $3 thousand	$955
Prepaid expenses and other current assets	16
Current assets of discontinued operations held for sale	971
Property, plant and equipment, net	319
Intangible assets, net	1,428
Goodwill	4,691
Noncurrent assets of discontinued operations held for sale	6,438
Total assets	7,409
Accrued liabilities	264
Accrued compensation	114
Current liabilities of discontinued operations held for sale	378
Net assets	$7,031

Income (loss) from discontinued operations, net of income taxes, were as follows (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017

Sales	$4,855	$4,756
Cost of sales	1,637	1,460
Gross profit	3,218	3,296
Operating expenses:
Selling, general and administrative expenses	1,075	1,114
Research, development and engineering costs, net	1,814	1,963
Goodwill impairment	1,261	—
Total operating expenses	4,150	3,077
(Loss) income from discontinued operations before taxes	(932)	219
Provision for income taxes	54	83

(Loss) income from discontinued operations	$(986)	$136

Net cash proceeds of $4.6 million from the sale of NeuroNexus have been presented in the Consolidated Cash Flow Statements under investing activities for the year ended December 31, 2018. Other cash flow information from discontinued operations was as follows (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
(Loss) income from discontinued operations	$(986)	$136
Adjustments to reconcile (loss) income to net cash provided by operating activities:
Provision for uncollectible accounts	(1)	(6)
Depreciation and amortization	359	366
Goodwill impairment	1,261	—
Stock-based compensation	175	94
Changes in operating assets and liabilities:
Trade accounts receivable	955	124
Prepaid expenses and other current assets	(15)	(5)
Accounts payable and other current liabilities	(264)	(98)
Accrued compensation	(114)	103
Net cash provided by operating activities	1,370	714
Cash flows from investing activities:
Acquisition of property, plant and equipment	(24)	(91)
Net cash used in investing activities	(24)	(91)

3.

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

Disaggregated Revenue - Revenue Streams & Timing of Revenue Recognition

The Company’s most significant revenue streams currently include or historically included (i) product sales, consisting of Nuvectra’s Algovita and NeuroNexus’s neural interface systems and (ii) development and engineering service revenue. Following is a description of the nature of the Company’s disaggregated revenue streams. Also see Note 14, “Business Segments, Geographic and Concentration Risk Information,” and Note 2, “Discontinued Operations,” for further disaggregation of revenue by reportable segment and product line.

Product Sales

The Company’s product sales revenue contracts may include one or more systems or components and each is determined to be a distinct performance obligation. Product revenue from continuing operations was $47.1 million for the twelve months ended December 31, 2018. Product revenue from discontinued operations was $4.9 million for the twelve months ended December 31, 2018.

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

Revenue from discontinued operations of neural interface systems and components – Each component was a separate distinct performance obligation. The customer obtained control of the individual components upon shipment, and therefore revenue was recognized at that point in time.

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

Development and Engineering Service Revenue

The Company’s development services are typically provided on a fixed-fee basis. Service revenue is recognized over time as the services are performed using an input method, on a cost-to-cost basis. In 2017 and 2018, the Company had one contract that generated development and engineering services revenue with Aleva Neurotherapeutics S.A. (“Aleva”). Under this contract, the Company is leveraging its neurostimulation technology platform in its performance of services in the development of a DBS system for Aleva to treat Parkinson’s disease. If successful, the Company will provide Aleva a royalty bearing distribution license for commercialization by Aleva. The Company concluded that the licenses and the development services were not separately distinct given the proprietary nature of the Company’s technology. As such, the combined performance obligation will be recognized over time as costs are incurred. The transaction price includes a fixed fee, payable monthly based on the progress completion in satisfying the performance obligations in that month, royalties for intellectual property licenses on future sales of the licensed technology, and non-cash consideration for the customer commitment to issue the Company a common stock warrant upon CE Mark approval in Europe. When the Company receives consideration in the form of royalties, the Company will estimate the royalty revenue and recognize the royalty revenue when a sale by the customer occurs. The non-cash consideration is a form of variable consideration which must be estimated at contract inception and therefore requires significant judgment. See the “Significant Judgments” section below for further discussion. Services revenue recognized over time was $1.7 million for 2018. The Company is still performing services and the client has yet to receive CE Mark approval and therefore, the Company has not yet billed or recognized any royalty revenue to date.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of the balance sheet date. The Company has elected to apply certain optional exemptions that limit this requirement to exclude contracts which are expected to be satisfied within one year as well as the potential royalty license revenue. After considering these exemptions, the Company’s service revenue contract with Aleva is subject to this disclosure for the portion of the transaction price not subject to royalties. As of December 31, 2018, the estimated revenue expected to be recognized in the future related to this contract totals $0.7 million and is expected to be recognized over the following 6 to 12 months.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing when it has an enforceable right to payment and a contract asset when the Company does not.  If invoicing occurs prior to revenue recognition, the unearned revenue is presented on the consolidated balance sheet as a contract liability, referred to as deferred revenue. When invoicing occurs after revenue recognition, earned revenue is presented on the consolidated balance sheet as a contract asset, referred to as unbilled receivables. The Company’s standard payment terms are 30 days.

Revenue recognized during 2018 from amounts included in deferred revenue at the beginning of the period was $0.1 million, which was related to product sales revenue. There was no revenue recognized during 2018 from performance obligations satisfied or partially satisfied in previous periods. During 2018, there were no contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less, and therefore, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the expected period of benefit of those costs is longer than one year. As of January 1, 2018 and December 31, 2018, all contract acquisition costs have been expensed as incurred as the period of benefit is less than one year.

Certain NeuroNexus contracts may have included pre-production activities, design work for custom products. The Company’s policy is to capitalize incremental costs incurred to fulfill its contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs have historically been immaterial. Accordingly, there are no capitalized fulfillment costs as of January 1, 2018 or December 31, 2018.

4.	PROPERTY, PLANT AND EQUIPMENT, NET

PP&E, net is comprised of the following (in thousands):

	At
	December 31, 2018	December 31, 2017
Machinery and equipment	$1,964	$1,904
Buildings and building improvements	2,848	2,837
Information technology hardware and software	4,695	4,247
Furniture and fixtures	372	371
Land and land improvements	390	390
Construction work in process	480	300
Total, gross	10,749	10,049
Accumulated depreciation	(5,536)	(4,149)

Total, net	$5,213	$5,900

Depreciation and rent expense from continuing operations were as follows (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Depreciation expense	$1,486	$1,249
Rent expense	631	369

Minimum future estimated annual operating lease payments as of December 31, 2018 were expected to be (in thousands):

2019	$588
2020	600
2021	613
2022	553
2023	85
Thereafter	—
Total estimated operating lease payments	$2,439

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, of the Company’s discontinued operations were comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Disposal of Discontinued Operations	Net Carrying Amount
At December 31, 2017
Technology and patents	$1,058	$(624)	$—	$434
Customer lists	1,869	(875)	—	994
Total intangible assets	$2,927	$(1,499)	$—	$1,428
At December 31, 2018
Technology and patents	$1,058	$(763)	$(295)	$—
Customer lists	1,869	(1,034)	(835)	—
Total intangible assets	$2,927	$(1,797)	$(1,130)	$—

Aggregate intangible asset amortization expense of the Company’s discontinued operations was classified as follows (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Cost of sales	$139	$126
Selling, general and administrative expenses	159	160
Total intangible asset amortization expense	$298	$286

6.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	December 31, 2018	December 31, 2017
Inventory purchases	$2,030	$5,825
Research and development	651	70
Regulatory, clinical and quality	493	358
Warranty reserve	431	195
Interest	364	199
Sales and marketing	313	307
Legal	258	358
Taxes	222	140
Deferred revenue	107	276
Information technology system implementations	36	114
Operations engagement fee	—	200
Insurance	—	127
Accrued other	831	394
Total accrued liabilities	$5,736	$8,563

7.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan (the “2016 Equity Plan”) provides that the Compensation and Organization Committee of the Company’s board of directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to adjustment provisions in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 2,682,197.

During fiscal year 2018, the Compensation Committee granted equity awards aggregating 385,886 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the fiscal year 2018, included in continuing operations and discontinued operations, was approximately $3.0 million.

During fiscal year 2017, the Compensation Committee granted equity awards aggregating 548,057 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the fiscal year 2017 was approximately $2.3 million.

Stock-Based Compensation – Certain of the Company’s employees participated in the stock-based compensation programs of Integer and prior to the spin-off received awards of time-based stock options and time- and performance-based restricted stock units, which typically vest over a three-year period and are settled in shares of Integer common stock. The stock-based payment compensation expense includes the compensation expense directly attributable to Nuvectra employees from these Integer equity incentives. In addition, certain incentive awards that were originally granted under an Integer equity incentive award plan adjusted into an incentive award of Nuvectra common stock at the time of the spin-off. No compensation cost related to these Integer equity incentives was incurred for 2018. Compensation cost related to these Integer equity incentives was approximately $0.2 million for 2017. As of December 31, 2018, approximately $4.2 million of total unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

The components and classification of stock-based compensation expense, included in continuing operations and discontinued operations, were as follows (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Stock options	$1,219	$864
Restricted stock and restricted stock units	1,825	1,451
Total stock-based compensation expense	3,044	2,315
Less: Discontinued operations	175	94
Stock-based compensation expense – continuing operations	$2,869	$2,221

	Year Ended
	December 31, 2018	December 31, 2017
Selling, general and administrative expense	$2,478	$1,992
Research, development and engineering costs, net	391	229
Discontinued operations	175	94
Total stock-based compensation expense	$3,044	$2,315

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Weighted average fair value	$9.32	$3.64
Risk-free interest rate	2.67%	2.06%
Expected volatility	65%	55%
Holding period (in years)	6	6
Expected dividend yield	—%	—%

The following table summarizes the stock option activity during 2018:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	870,820	$6.78
Granted	238,646	15.40
Exercised	(111,857)	6.95
Forfeited or expired	(86,747)	9.47
Outstanding at December 31, 2018	910,862	$8.76	7.23	$7,262,425
Exercisable at December 31, 2018	565,552	$6.74	6.30	$5,427,729

The Company received proceeds totaling $0.8 million upon the exercise of 111,857 stock options during 2018. The Company received proceeds totaling $1.4 million upon the exercise of 261,748 stock options and 32,425 warrants during 2017.

The following table summarizes the restricted stock and restricted stock unit activity during 2018:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 31, 2017	429,005	$6.88
Granted	147,240	16.83
Vested	(232,755)	16.29
Forfeited	(77,243)	8.07
Nonvested at December 31, 2018	266,247	$11.78

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan provide for both annual discretionary cash contribution-based bonuses and cash performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in some instances, members of the board of directors. Compensation cost related to the bonus plan for 2018 and 2017 was approximately $1.9 million and $1.9 million, respectively.

Defined Contribution Plans – The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), for its employees. The plan provides for the deferral of employee compensation under Section 401(k), and a discretionary match by the Company. In 2018 and 2017 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.3 million and $0.2 million in 2018 and 2017, respectively.

8.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	December 31, 2018	December 31, 2017
Term loan	$48,488	$29,631
Deferred financing fees	(787)	(962)
Discount on debt	(3,619)	(1,994)
Total debt	44,082	26,675
Less current portion of long-term debt	—	789
Total long-term debt	$44,082	$25,886

Credit Facility – The Company has a Credit Facility, originally entered into and funded in March 2016 and subsequently amended in February 2017, February 2018, December 2018 and February 2019 (the “Credit Facility”). The Credit Facility consists of term loan facilities in an aggregate maximum principal amount of $45 million. The term loan facilities are comprised of (i) a $27.5 million Term Loan A commitment (“Term Loan A”), which replaced the previously-existing $27.5 million term loan and was funded in full in February 2018, (ii) a $12.5 million Term Loan B commitment (“Term Loan B”), which was funded in full in February 2018, and (iii) a $5 million Term Loan C commitment (“Term Loan C”), which was funded in full in September 2018.

On December 31, 2018, in connection with the sale of NeuroNexus, the Company amended the Credit Facility to remove NeuroNexus as a borrower and release the security interests on the stock and assets of NeuroNexus. The Company paid a fee of $0.03 million in connection with the December 2018 amendment, which was recorded as a discount on long-term debt to be amortized over the term of the loan.

The term loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 8.65%. At December 31, 2018 the interest rate on borrowings under the term loans was 9.40%. The Company pays monthly accrued interest only on the term loans through March 2020 and thereafter the Company will pay monthly accrued interest on the term loans plus equal payments of principal for 30 months. At the maturity of the term loans, on September 1, 2022, all principal on the term loans then outstanding, plus an additional 7.75% of the funded loan amounts (the “Final Payment”), will be due and payable. This Final Payment has been treated as an in-substance discount and is being amortized using the straight-line method over the life of the term loans.

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

The Credit Facility contains customary representations and warranties, reporting and other covenants for credit facilities of this kind including prohibitions on the payment of cash dividends on the Company’s capital stock and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Company is subject to a quarterly financial covenant requiring the Company to achieve specified minimum consolidated product revenues. As of December 31, 2018, the Company was in compliance with the financial covenant. The events of default in the Credit Facility are customary for credit facilities of this kind, and include failure to pay interest or principal, breaches of affirmative and negative covenants, a material adverse change occurring, and cross defaults to other material agreements of the Company.

Warrants – As a condition to the lenders’ initial funding of the initial Term Loan A commitment on March 18, 2016 in the amount of $15 million, the Company issued to each of its two lenders, Oxford Finance LLC and SVB Financial Group (successor by assignment to Silicon Valley Bank), a warrant to purchase 56,533 shares of Nuvectra common stock (a total of 113,066 shares) at an exercise price of $5.97 per share, which warrants are exercisable until March 18, 2026. Additionally, the Company incurred $1.5 million in fees and other direct costs of the debt transaction in connection with the initial funding. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt along with the cash issuance costs and as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of the Term Loan A commitment.

As a condition to the lenders’ funding the initial Term Loan B commitment on September 28, 2017 in the amount of $12.5 million, the Company issued to each of its two lenders a warrant to purchase 22,844 shares of Nuvectra common stock (a total of 45,688 shares) at an exercise price of $12.31 per share, which warrants are exercisable until September 28, 2027. In connection with the February 2017 Credit Facility amendment, the Company paid fees of $0.04 million. The fair value of the warrants on the date of grant totaled approximately $0.4 million and was recorded as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of the Term Loan B commitment.

As a condition to the lenders’ funding the new Term Loan B commitment under the February 2018 amendment to the Credit Facility, the Company issued to the each of its two lenders a warrant to purchase 30,245 shares of Nuvectra common stock (a total of 60,490 shares) at an exercise price of $9.30 per share, which warrants are exercisable until February 18, 2028. The fair value of the warrants on the date of grant totaled approximately $0.5 million and was recorded as additional paid-in capital in the consolidated balance sheet in the first quarter of 2018, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount is being amortized over the term of the Term Loan B commitment.

As a condition to the lenders’ funding the new Term Loan C commitment on September 28, 2018 in the amount of $5 million, the Company issued to the each of its two lenders a warrant to purchase 5,119 shares of Nuvectra common stock (a total of 10,238 shares) at an exercise price of $21.98 per share, which warrants are exercisable until September 28, 2028. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as additional paid-in capital in the consolidated balance sheet in the third quarter of 2018, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount is being amortized over the term of the Term Loan C commitment.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 31, 2016	$1,262
Additions during the period	47
Amortization during the period	(347)

At December 31, 2017	$962

At December 31, 2017	$962
Additions during the period	46
Amortization during the period	(221)

At December 31, 2018	$787

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” the Company has presented debt issuance costs as a direct deduction from Long-Term Debt in the Consolidated Balance Sheets.

9.	INCOME TAXES

The benefit for income taxes from continuing operations was comprised of the following (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Current tax benefit	$(21)	$(58)
Deferred tax benefit	(14,951)	(2,743)
Change in valuation allowance	14,951	2,743
Total benefit for income taxes	$(21)	$(58)

The benefit for income taxes from continuing operations differs from the United States statutory rate as a result of the following (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Tax benefit at U.S. statutory rate	$(9,905)	$(15,230)
State taxes, net of federal benefit	(1,705)	(822)
Deferred true-up	(998)	—
Capital loss carryforward	(1,642)	—
Impact of tax reform rate change	—	11,696
Other	(722)	1,554
Valuation allowance – tax reform rate change	—	(11,696)
Valuation allowance – other changes	14,951	14,440
Total benefit for income taxes	$(21)	$(58)

Deferred tax assets (liabilities) from continuing operations consist of the following (in thousands):

	At
	December 31, 2018	December 31, 2017
Net operating loss carryforwards	$28,017	$16,839
Interest expense limitation	878	—
Research and development tax credits	799	420
Property, plant and equipment	133	(58)
Intangible assets	3,495	3,614
Accruals	814	503
Other	2,841	855
Gross deferred tax assets	36,977	22,173
Less valuation allowance	(36,977)	(22,173)
Net deferred tax assets	—	—

Net deferred tax asset (liability)	$—	$—

Deferred income tax assets or liabilities reflect temporary differences between amounts of assets and liabilities, including net operating loss (“NOL”) carryforwards, for financial and tax reporting. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

On December 22, 2017, new tax legislation, commonly referred to as the Tax Act, was enacted, which significantly changed the existing U.S. tax laws. The Tax Act reduced the corporate tax rates, eliminated the corporate alternative minimum tax and changed the net operating loss carryforward and carryback periods. As a result of the enacted law, the Company was required to revalue deferred tax assets, liabilities and the valuation allowance existing as of December 31, 2017 from the 34% federal rate for Nuvectra in effect through the end of 2017, to the new 21% statutory federal rate. Under the Tax Act the Company’s interest expense deduction is limited to 30% of adjusted taxable income. Based on the current tax loss, the Company is not able to deduct interest expense. This creates an additional deferred tax asset. The disallowed interest expense can be carried forward indefinitely, but will continue to be subject to limitation.

The Company has approximately $115 million in federal and $67.2 million in state NOLs that could be used to offset taxable income in future periods and reduce its income taxes payable in those future periods. In addition, the Company has approximately $7.8 million in federal capital loss carryover and $1.1 million of federal research and development (“R&D”) credit carryforwards. The capital loss carryover is due to the sale of NeuroNexus effective December 31, 2018. Many of these carryforwards and the federal R&D credits will expire if they are not used within certain periods with the exception of $43 million in federal NOLs incurred in 2018 which have an indefinite life.

The Company’s ability to utilize its NOL carryforwards to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the Company’s stock have aggregate increases in their ownership of such stock of more than 50 percentage points over such stockholders’ lowest ownership percentage during the testing period (generally a rolling three-year period). The Company believes it has not experienced an ownership change; however, the Company continues to monitor ownership changes that may create a restrictive Section 382 limitation on the NOLs in subsequent reporting periods.

The Company considers all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carry back and carry forward periods, existing contracts or sales backlog that will result in future profits, as well as other factors, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified. In evaluating the objective evidence and the need for a valuation allowance, the Company considered the past three years of operating results.

Based on an assessment of the available positive and negative evidence, including the historical operating results, the Company has concluded that it is more likely than not that the net deferred tax assets will not be realized. As such, the Company has provided a full valuation allowance on the net deferred income tax assets as of December 31, 2018 and December 31, 2017. Until an appropriate level of profitability is sustained, the Company expects to continue to record a full valuation allowance on future tax benefits.

At December 31, 2018, the gross amount of unrecognized tax benefits was $0.3 million, this amount would not impact our effective tax rate, if recognized. Under ASC 740-10-45-10A, the unrecognized tax benefit is presented in the financial statements as a reduction to a deferred tax asset and no liability is recorded. We classify interest and penalties as a component of income tax expense. As of December 31, 2018 and December 31, 2017, the Company has not accrued any interest and penalties.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

December 31, 2018
Balance at beginning of fiscal year	$140
Gross amount of increases for current year tax positions	126
Balance at ending of fiscal year	$266

The Company files annual income tax returns in the United States and various state and local jurisdictions. There are currently no examinations in process. The Company is generally subject to tax examination for a period of three years after tax returns are filed; therefore, the statute of limitations remains open for tax years 2016 and forward.

10.	COMMITMENTS AND CONTINGENCIES

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

On September 19, 2017, Boston Scientific Corporation (“Boston Scientific”) filed a lawsuit in district court in Suffolk County, Massachusetts, against the Company and three former Boston Scientific employees hired by the Company, alleging tortious interference of contract on the part of the Company and breaches of contract related to non-solicitation and confidentiality by Boston Scientific’s former employees. The Company is currently engaging in confidential settlement discussions with Boston Scientific but does not expect any such settlement, if achieved, to have a material adverse impact to the Company. If the Company and Boston Scientific are unable to reach a mutually agreed upon settlement, the Company intends to vigorously defend against the allegations.

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. Inventory to be purchased by Nuvectra in 2019 under its supply agreements is subject to certain minimum order quantity requirements. As of December 31, 2018, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for 2019 are estimated at approximately $1.5 million and will primarily be financed by existing cash and cash equivalents. The Company also enters into contracts for outsourced services; however, the contracts generally contain provisions allowing for cancellation without significant penalty.

Operating Leases – The Company is party to various operating lease agreements for office and laboratory facilities. See Note 4 “Property, Plant and Equipment, Net” for information on the Company’s future lease obligations, which primarily relates to building leases.

11.	EARNINGS PER SHARE (“EPS”)

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

	Year Ended
	December 31, 2018	December 31, 2017
Basic net loss per share:
Loss from continuing operations	$(47,145)	$(44,736)
(Loss) income from discontinued operations	(986)	136
Net loss	$(48,131)	$(44,600)

Weighted average common shares outstanding	14,801	10,576

Loss from continuing operations	$(3.19)	$(4.23)
(Loss) income from discontinued operations	(0.06)	0.01
Basic net loss per share	$(3.25)	$(4.22)

Diluted net loss per share:
Loss from continuing operations	$(47,145)	$(44,736)
(Loss) income from discontinued operations	(986)	136
Net loss	$(48,131)	$(44,600)

Weighted average common shares outstanding	14,801	10,576
Dilutive stock options, restricted stock and restricted stock units	—	—
Weighted average common shares outstanding – assuming dilution	14,801	10,576

Loss from continuing operations	$(3.19)	$(4.23)
(Loss) income from discontinued operations	(0.06)	0.01
Diluted net loss per share	$(3.25)	$(4.22)

Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,350	1,402

12.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of December 31, 2018, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

The Company categorizes its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy. The fair value of the warrants classified as liability awards was determined by utilizing a Monte Carlo simulation model, which projects the value of Nuvectra stock versus its peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. The estimated fair value of the warrants was presented as a long-term asset and a liability in the consolidated balance sheet. The estimated fair value of the warrant liability was revalued on a periodic basis and any resulting increases or decreases in the estimated fair value was recorded as an adjustment to earnings. The table below presents a summary of changes in the fair value of the Company’s Level 3 liability warrants during 2018 (in thousands):

Balance at December 31, 2017 – initial Term Loan C (new Term Loan B) commitment warrant	$400
Loss on fair value of warrant liability – initial Term Loan C (new Term Loan B) commitment warrant	55
Reclassification of warrant liability to equity upon issuance of warrants – initial Term Loan C (new Term Loan B) commitment warrant	(455)
Fair value of warrant liability issued in first quarter 2018 – new Term Loan C commitment warrant	109
Loss on fair value of warrant liability – new Term Loan C commitment warrant	57
Reclassification of warrant liability to equity upon issuance of warrants in third quarter 2018 – new Term Loan C commitment warrant	(166)
At December 31, 2018	$-

As discussed in Note 8, “Debt,” in connection with the issuance of warrants in February 2018, the fair value of the warrant liability was reclassified to equity. Additionally, in February 2018 the Company recognized a warrant liability of $0.1 million related to the new Term Loan C commitment. In connection with the issuance of warrants in September 2018, the fair value of the warrant liability related to the new Term Loan C commitment was reclassified to equity.

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as Cash and Cash Equivalents on the consolidated balance sheet because of their original maturities of three months or less. Unrealized gains or losses for the periods presented are included in other comprehensive gain.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of December 31, 2018, the fair value of marketable securities was approximately $88.3 million, all of which had original maturities of three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		December 31, 2018
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value
Cash	Level 1	$46,877	$—	$46,877
Government	Level 1	13,490	1	13,491
Financial	Level 2	13,677	—	13,677
Industrial	Level 2	14,247	—	14,247
Total		$88,291	$1	$88,292

		December 31, 2017
	Fair Value Hierarchy	Cost	Unrealized Loss	Fair Value
Cash	Level 1	$7,336	$—	$7,336
Government	Level 1	1,499	—	1,499
Financial	Level 2	3,799	(1)	3,798
Industrial	Level 2	8,649	—	8,649
Total		$21,283	$(1)	$21,282

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill, for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” During 2018 and 2017, no impairment charges were recorded related to the Company’s long-lived assets.

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on December 31, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.”

On December 31, 2018, the Company determined that the fair value of NeuroNexus, based on the sale price due to the divestiture, was less than the recorded carrying value of NeuroNexus. Consequently, the Company recorded an impairment charge pertaining to NeuroNexus of approximately $1.3 million and subsequently disposed of the remaining goodwill balance of approximately $3.4 million.

During 2017 no impairment charges were recorded related to the Company’s goodwill.

Warrants – In order to determine the fair value of the warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of the issuance date. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies.

13.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100 million shares of common stock, $0.001 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors, and to share ratably in the Company’s assets legally available for distribution to its stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs. On March 14, 2016, in connection with the spin-off from Integer, the Company issued 10,258,278 shares of common stock to Integer shareholders.

In connection with the Credit Facility, the Company issued warrants to purchase common stock to its lenders. The below table lists the warrants outstanding and their material terms. Refer to Note 8 “Debt” for additional information.

Issuance Date	Number of Warrants	Exercise Price	Exercisable Through
March 18, 2016 *	56,533	$5.97	March 18, 2026
September 28, 2017 *	45,688	$12.31	September 28, 2027
February 18, 2018 **	60,490	$9.30	February 18, 2028
September 28, 2018 **	10,238	$21.98	September 28, 2028

* These warrants were outstanding as of December 31, 2017 and 2018.

** These warrants were outstanding as of December 31, 2018.

14.	BUSINESS SEGMENTS, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

Effective December 31, 2018, the Company completed the divestiture of its wholly-owned subsidiary, NeuroNexus. As a result, as of December 31, 2018, the Company has one reportable segment and one reporting unit, Nuvectra.

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

Prior to its divestiture, NeuroNexus designed, manufactured and marketed neural-interface technologies for the neuroscience clinical research market. Revenues included sales of neural interface technology, components and systems to the neuroscience and clinical markets. Refer to Note 2 “Discontinued Operations” for additional information.

An analysis and reconciliation of the Company’s product lines, business segments and geographic information to the respective information in the Consolidated Financial Statements follows (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Product line sales:
Algovita	$47,149	$25,567
Development and engineering service	1,682	1,513
Total sales	$48,831	$27,080

	Year Ended
	December 31, 2018	December 31, 2017
Business segment sales:
Nuvectra	$48,831	$27,080
Total sales	$48,831	$27,080

	Year Ended
	December 31, 2018	December 31, 2017
Segment loss from operations:
Nuvectra	$(43,188)	$(42,231)
Total segment loss from operations	(43,188)	(42,231)
Unallocated operating expenses	—	—
Operating loss	(43,188)	(42,231)
Unallocated other expense, net	(3,978)	(2,563)
Loss before provision for income taxes	$(47,166)	$(44,794)

	Year Ended
	December 31, 2018	December 31, 2017
Depreciation and amortization:
Nuvectra	$1,486	$1,249
Total depreciation and amortization included in segment income from operations	1,486	1,249
Unallocated depreciation and amortization	—	—
Total depreciation and amortization	$1,486	$1,249

	Year Ended
	December 31, 2018	December 31, 2017
Expenditures for tangible long-lived assets:
Nuvectra	$662	$1,140
Total reportable segments	662	1,140
Unallocated tangible long-lived assets	—	—
Total expenditures	$662	$1,140

	At
	December 31, 2018	December 31, 2017
Identifiable assets:
Nuvectra	$158,012	$83,694
Total reportable segments	158,012	83,694
Unallocated assets	—	—
Total assets continuing operations	$158,012	$83,694

	Year Ended
	December 31, 2018	December 31, 2017
Sales by geographic area:
United States	$46,598	$24,545
Non-Domestic locations:
Switzerland	1,682	1,513
Germany	141	789
Rest of world	410	233
Total sales	$48,831	$27,080

All of the Company’s long-lived tangible assets are located in the United States.

15.	RELATED PARTY TRANSACTIONS

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

Employee Benefit Plans – Prior to the spin-off, certain of the Company’s employees participated in various Integer stock-based compensation plans. Compensation expense allocated to Nuvectra for these plans from Integer was based upon the costs directly attributable to Nuvectra employees. See Note 7 “Employee Benefit Plans” for additional information.

Supply Agreement – The Company has a supply agreement with Integer pursuant to which Integer manufactures Algovita and certain of its components. Total charges incurred under this supply agreement are included in cost of sales.

16.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

Recently Adopted in 2018

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. ASC 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The new standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs. The Company adopted ASU 2014-09 and its related amendments effective January 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method results in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for the impact to changes in the timing and amount of revenue recognition as well as the timing of capitalization and amortization of certain contract costs. With the exception of the increased disclosure requirements, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption, January 1, 2018 and as of and for the year ended December 31, 2018. Please see Note 3, “Revenue from Contracts with Customers,” for the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method and practical expedient that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods), using a modified retrospective approach. The Company intends to adopt the requirements of the new standard effective January 1, 2019, via a cumulative-effect adjustment without restating prior periods.

The Company elected the package of practical expedients that permits the Company not to reassess: (i) whether expired or existing contracts contain a lease under the new standard; (ii) the lease classification for expired or existing leases; and (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. The Company also made the following policy elections: (i) to use the hindsight practical expedient to determine lease term and when assessing existing right of use assets for impairment; (ii) not to recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard; and (iii) not to apply the practical expedient that permits a lessee to account for lease and non-lease components in a contract as a single lease component (rather than separate lease and non-lease components) and, accordingly, the Company will account for these lease and non-lease components separately.

The Company established an implementation team to assist with its assessment of the impact that the new guidance will have on the Company’s operations, consolidated financial statements and related disclosures. To date, this assessment has included surveying the Company’s business units, assessing the Company’s portfolio of leases, compiling information on active leases, and assessing the potential impact of embedded leases from service arrangements. The Company concluded that one of the four service arrangements identified and analyzed for embedded leases to have an embedded lease. The implementation team is in the process of evaluating and designing the necessary changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The Company’s primary operating leases are its real estate leases. See Note 10 “Commitments and Contingencies” for additional information.

The Company will recognize right-of-use assets and lease liabilities for operating leases including service arrangements that contain an embedded lease; measured as the total present value of outstanding future minimum lease payments for operating leases as of January 1, 2019. The Company has no capital leases. Adoption of the standard is expected to result in additional right-of-use assets and lease liabilities for operating leases of approximately $1.7 million and $2.2 million, respectively, as of January 1, 2019; therefore, the Company expects that adoption of this standard will have a material impact on our Consolidated Balance Sheet and related disclosures. However, the adoption of this standard is not expected to have a material impact on our Consolidated Statement of Operations and Comprehensive Loss or Consolidated Cash Flow Statement.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by COSO in “Internal Control – Integrated Framework (2013).” Based on the results of its evaluation, the Company’s management has concluded that the internal control over financial reporting was effective as of December 31, 2018.

Because we continue to qualify as an emerging growth company, under the JOBS Act, we meet the exception from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. As such this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 27, 2019, the Company and its wholly owned subsidiaries, Algostim LLC and Pelvistim LLC, entered into a Fourth Amendment (the “Fourth Amendment”) to its Loan and Security Agreement, dated as of March 18, 2016, as amended (the “Loan Agreement”), with Oxford Finance LLC and Silicon Valley Bank, as lenders. The Fourth Amendment amends the financial covenants in the Loan Agreement to require the Company to achieve product revenues of at least $10.0 million for the fiscal quarter ending March 31, 2019.  The Fourth Amendment also modifies to April 30, 2019 the deadline by which the Company and its lenders are required to establish minimum product revenues for the remaining three fiscal quarters in 2019.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our 2019 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

2.1

Stock Purchase Agreement, dated December 31, 2018, between Nuvectra Corporation and NEL Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K on January 7, 2019, and incorporated herein by reference)

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

4.2

Warrant to Purchase Common Stock, dated March 18, 2016, issued to SVB Financial Group (successor by assignment to Silicon Valley Bank) (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2.1

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

4.5

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

4.6

Warrant to Purchase Common Stock, dated September 28, 2018, issued to SVB Financial Group (filed as Exhibit 4.2 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

10.1

Transition Services Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.1.1

Amendment No. 2 to the Transition Services Agreement, dated effective as of March 13, 2018, between Nuvectra Corporation and Integer Holdings Corporation (filed as Exhibit 10.1 to our current report on Form 8-K on March 19, 2018, and incorporated herein by reference)

10.2

Tax Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.3

Employee Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (filed as Exhibit 10.3 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.4	Supply Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.4 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.5

Product Component and Framework Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.5 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.6

Restricted License Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.6 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.7

Unrestricted License Agreement, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.7 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.8

Agreement of Sublease, dated March 14, 2016, between Greatbatch Ltd. and QiG Group, LLC (filed as Exhibit 10.9 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.8.1

Sublease Modification & Extension Agreement, dated effective as of February 1, 2018, between Nuvectra Corporation and Greatbatch Ltd. (filed as Exhibit 10.1 to our current report on Form 8-K on February 6, 2018, and incorporated herein by reference)

10.9

Office Lease, dated December 2, 2015, by and between EOS Development 1 LLC and Greatbatch Ltd., as assigned by Greatbatch Ltd. to Nuvectra Corporation on March 14, 2016 (filed as Exhibit 10.10 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.10

Loan and Security Agreement, dated March 18, 2016, among Oxford Finance, LLC, SVB Financial Group (successor by assignment to Silicon Valley Bank), Nuvectra Corporation, Algostim, LLC, PelviStim LLC and NeuroNexus Technologies, Inc. (filed as Exhibit 10.11 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

10.10.1

First Amendment to Loan and Security Agreement, dated February 14, 2017, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC and NeuroNexus Technologies, Inc., and Oxford Finance LLC and SVB Financial Group (successor by assignment to Silicon Valley Bank) (filed as Exhibit 10.1 to our current report on Form 8-K on February 14, 2017, and incorporated herein by reference)

10.10.2

Second Amendment to Loan and Security Agreement, dated February 16, 2018, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC and NeuroNexus Technologies, Inc., and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

10.10.3

Consent and Third Amendment to Loan and Security Agreement, dated December 31, 2018, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC, and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our current report on Form 8-K on January 7, 2019, and incorporated herein by reference)

10.10.4	Fourth Amendment to Loan and Security Agreement, dated February 27, 2019, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC, and Oxford Finance LLC and Silicon Valley Bank*

10.11	Nuvectra Corporation 2016 Equity Incentive Plan (filed as Exhibit 99.1 to Nuvectra Corporation’s Registration Statement on Form S-8 filed on March 14, 2016, and incorporated herein by reference)

10.11.1	Form of Nonqualified Stock Option Agreement – Employee (filed as Exhibit 10.13 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.11.2	Form of Restricted Stock Unit Agreement – Employee (filed as Exhibit 10.14 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.11.3	Form of Nonqualified Stock Option Agreement – Non-Employee Director (filed as Exhibit 10.15 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.11.4	Form of Restricted Stock Unit Agreement – Non-Employee Director (filed as Exhibit 10.16 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)†

10.12

License Agreement, dated June 14, 2016, between Nuvectra Corporation and Aleva Neurotherapeutics S.A. (filed as Exhibit 10.1 to our current report on Form 8-K on June 17, 2016, and incorporated herein by reference)

10.13

Manufacturing and Supply Amendment, dated December 9, 2016, between Nuvectra Corporation and Minnetronix, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.13.1

Business Agreement, dated April 30, 2009, between QiG Group, LLC and Minnetronix, Inc. (filed as Exhibit 10.2 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.13.2	Letter Agreement, dated June 29, 2009, between QiG Group, LLC and Minnetronix, Inc. (filed as Exhibit 10.3 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.13.3

First Amendment to Business Agreement, dated April 10, 2010, between QiG Group, LLC and Minnetronix, Inc. (filed as Exhibit 10.4 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.13.4

Manufacturing and Quality Addendum, dated August 1, 2013, between QiG Group, LLC and Minnetronix, Inc. (filed as Exhibit 10.5 to our current report on Form 8-K on December 12, 2016, and incorporated herein by reference)

10.14

Executive Employment Agreement between Nuvectra Corporation and Mr. Walter Berger, dated January 13, 2017 (filed as Exhibit 10.2 to our current report on Form 8-K on January 17, 2017, and incorporated herein by reference) †

10.15

Amendment No. 1 to the Supply Agreement, fully executed on August 21, 2017 and effective as of July 21, 2017, between Nuvectra Corporation and Greatbatch Ltd (filed as Exhibit 10.1 to our current report on Form 8-K on August 23, 2017, and incorporated herein by reference)

10.16

Amended and Restated Development Agreement, dated August 31, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA. (filed as Exhibit 10.1 to our current report on Form 8-K on September 5, 2017, and incorporated herein by reference)

10.16.1

Amendment to the Development Agreement, dated March 30, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 4, 2017, and incorporated herein by reference)

10.16.2

Amendment to the Development Agreement, dated June 19, 2017, between Nuvectra Corporation and Aleva Neurotherapeutics SA (filed as Exhibit 10.1 to our current report on Form 8-K on June 21, 2017, and incorporated herein by reference)

10.17

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

NUVECTRA CORPORATION

Date: March 4, 2019	/s/ Fred B. Parks
Fred B. Parks
Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2019	/s/ Walter Z. Berger
Walter Z. Berger
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: March 4, 2019	/s/ Jennifer J. Kosharek
Jennifer J. Kosharek
Vice President, Controller and Principal Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2019	By:	/s/ Dr. Joseph A. Miller, Jr.
Dr. Joseph A. Miller, Jr.
Chairman of the Board

Dated: March 4, 2019	By:	/s/ Anthony P. Bhil III
Anthony P. Bhil III
Director

Dated: March 4, 2019	By:	/s/ Christopher G. Chavez
Christopher G. Chavez
Director

Dated: March 4, 2019	By:	/s/ Kenneth G. Hawari
Kenneth G. Hawari
Director

Dated: March 4, 2019	By:	/s/ David D. Johnson
David D. Johnson
Director

Dated: March 4, 2019	By:	/s/ Dr. Fred B. Parks, PhD
Dr. Fred B. Parks, PhD
Director

Dated: March 4, 2019	By:	/s/ Jon T. Tremmel
Jon T. Tremmel
Director

Dated: March 4, 2019	By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor
Director