Form 10-Q
period 2019-03-31
Nuvectra Corp
filed 2019-05-01
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Act).    Yes  ☐    No  ☒

As of April 23, 2019, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 17,800,235.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended March 31, 2019

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$81,310	$99,240
Trade accounts receivable, net of allowance for doubtful accounts of $720 and $691 in 2019 and 2018, respectively	10,245	12,324
Inventories	8,087	6,627
Prepaid expenses and other current assets	1,093	1,117
Total current assets	100,735	119,308
Property, plant and equipment, net	5,305	5,213
Goodwill	33,491	33,491
Other long-term assets	1,285	—
Total assets	$140,816	$158,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,525	$7,950
Accrued liabilities	5,831	5,736
Accrued compensation	2,903	6,858
Total current liabilities	15,259	20,544
Other long-term liabilities	1,629	490
Long-term debt, net	44,375	44,082
Total liabilities	61,263	65,116

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,792,244 and 17,689,928 shares issued and outstanding in 2019 and 2018, respectively	18	18
Additional paid-in capital	220,271	218,844
Accumulated other comprehensive gain	1	1
Accumulated deficit	(140,737)	(125,967)
Total stockholders’ equity	79,553	92,896

Total liabilities and stockholders’ equity	$140,816	$158,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Sales:
Product	$11,043	$9,081
Service	82	456
Total sales	11,125	9,537
Cost of sales:
Product	5,908	4,066
Service	129	354
Total cost of sales	6,037	4,420
Gross profit	5,088	5,117
Operating expenses:
Selling, general and administrative expenses	14,746	11,911
Research, development and engineering costs, net	4,227	2,861
Total operating expenses	18,973	14,772
Operating loss	(13,885)	(9,655)
Interest expense, net	851	850
Other (income) expense, net	(6)	23
Loss from continuing operations before taxes	(14,730)	(10,528)
Provision for income taxes	40	10
Loss from continuing operations	(14,770)	(10,538)

Discontinued operations:
Income from operations of discontinued operations	—	8
Provision for income taxes	—	3
Income from discontinued operations	—	5

Net loss	$(14,770)	$(10,533)

Other comprehensive gain:
Unrealized holding gain on investments arising during period	—	1
Other comprehensive gain	—	1
Comprehensive loss	$(14,770)	$(10,532)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.83)	$(0.84)
Income from discontinued operations	—	—
Basic and diluted net loss per share	$(0.83)	$(0.84)
Basic and diluted weighted average shares outstanding	17,739	12,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(14,770)	$(10,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	170	—
Write-downs of excess and obsolete inventories	106	101
Depreciation and amortization	386	445
Debt related amortization included in interest expense	301	268
Stock-based compensation	1,126	551
Amortization of operating lease right-of-use assets	104	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,909	1,795
Inventories	(1,566)	399
Prepaid expenses and other current assets	469	94
Accounts payable and other current liabilities	(1,847)	(1,350)
Accrued compensation	(3,955)	(1,594)
Other long-term liabilities	(130)	13
Net cash used in operating activities	(17,697)	(9,811)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(526)	(90)
Net cash used in investing activities	(526)	(90)
Cash flows from financing activities:
Borrowings under credit facility, net	—	11,711
Proceeds from the sale of common stock	—	24,046
Payments of financing costs related to issuance of common stock	—	(246)
Proceeds from the exercise of stock options	301	76
Payment of debt issuance costs and other financing activities	(8)	—
Net cash provided by financing activities	293	35,587
Net (decrease) increase in cash and cash equivalents	(17,930)	25,686
Cash and cash equivalents, beginning of period	99,240	28,165
Cash and cash equivalents, end of period	$81,310	$53,851

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	1,076	622
Acquisition of property, plant and equipment accrued not paid	48	96

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain	Equity

At December 31, 2018	17,690	$18	$218,844	$(125,967)	$1	$92,896
Option exercises	48	-	301	-	-	301
Restricted stock issued, net of stock forfeited	54	-	-	-	-	-
Stock-based compensation	-	-	1,126	-	-	1,126
Net loss	-	-	-	(14,770)	-	(14,770)
At March 31, 2019	17,792	$18	$220,271	$(140,737)	$1	$79,553

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

At December 31, 2017	10,849	$11	$125,999	$(77,836)	$(1)	$48,173
Issuance of common stock, net of issuance costs of $2,190	3,249	3	23,797	-	-	23,800
Issuance of common stock warrants	-	-	455	-	-	455
Option exercises	11	-	76	-	-	76
Restricted stock issued, net of stock forfeited	38	-	-	-	-	-
Stock-based compensation	-	-	551	-	-	551
Unrealized holding period gain	-	-	-	-	1	1
Net loss	-	-	-	(10,533)	-	(10,533)
At March 31, 2018	14,147	$14	$150,878	$(88,369)	$-	$62,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Nuvectra Corporation, together with its wholly-owned subsidiaries, Algostim, LLC (“Algostim”) and PelviStim LLC (“PelviStim”) (collectively “Nuvectra” or the “Company”), is a neurostimulation company committed to helping physicians improve the lives of people with chronic conditions. The Algovita® Spinal Cord Stimulation (“SCS”) System (“Algovita”) is the Company’s first commercial offering and is Conformité Européene (“CE”) marked and United States Food & Drug Administration (“FDA”) approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as sacral neuromodulation (“SNM”) for the treatment of overactive bladder and deep brain stimulation (“DBS”) for the treatment of Parkinson’s disease.

In March 2016, the Company was formed as a separate public company as a result of a spin-off from Integer Holdings Corporation (“Integer”).

On January 2, 2019, the Company announced that it had completed the divestiture of its wholly owned subsidiary, NeuroNexus Technologies, Inc. (“NeuroNexus”), effective December 31, 2018. As a result, the results of operations of NeuroNexus have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented. The condensed consolidated cash flow statements include cash flows related to the discontinued operations due to Nuvectra’s (the parent company) centralized treasury and cash management processes, and accordingly cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations.” All results and information in the condensed consolidated financial statements and related notes are presented as continuing operations and exclude NeuroNexus unless otherwise noted specifically as discontinued operations. Refer to Note 2 “Discontinued Operations” for additional information.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable owed to the Company by its customers. The Company performs on-going credit evaluations of its customers. No customer individually accounted for more than 10% of the Company’s consolidated revenues in three months ended March 31, 2019 or 2018. No customer individually accounted for more than 10% of the Company’s accounts receivable at March 31, 2019 or December 31, 2018. Additionally, the Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks. See Note 11 “Business Segment, Geographic and Concentration Risk Information” for additional information.

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

Write-downs of excess and obsolete inventories were $0.1 million in each of the first quarter of 2019 and 2018. Future events and variations in valuation methods or assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

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

The Company did not identify any indicators of impairment for the Nuvectra asset group in the first three months of 2019 or 2018; however, as noted below, the Company performed an interim impairment test in the first quarter of 2018 for the NeuroNexus asset group, which was disposed of effective December 31, 2018, and determined the undiscounted cash flows exceeded the carrying amounts of long-lived assets.

Goodwill Valuation – The Company tests its goodwill balances for impairment as of December 31 of each year, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When evaluating goodwill for impairment, the Company compares the fair value of a reporting unit with its carrying amount. The Company recognizes an impairment charge for the amount by which the carrying amount of a reporting unit, including goodwill, exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test is used to identify goodwill impairment and measure the amount of the goodwill impairment to be recognized, if any.  In addition, the Company also performs impairment tests of its other long-lived assets in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, when indicators of impairment exist.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Company did not identify any indicators of impairment that required an impairment test in the first three months of 2019 for Nuvectra, its one remaining reporting unit following the divestiture of NeuroNexus.

Previously, the Company completed its annual impairment assessment of goodwill for the Nuvectra reporting unit as of December 31, 2018, and the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying value as of such time.

In the first quarter of 2018, the Company evaluated strategic alternatives with respect to its NeuroNexus reporting unit, which triggered an interim impairment test. Upon completing the goodwill impairment test for NeuroNexus, the Company determined that its fair value exceeded its carrying value.

Subsequently, on December 31, 2018, the Company determined that the fair value of NeuroNexus, based on the sale price in the divestiture, was less than the recorded carrying value of NeuroNexus. Consequently, the Company recorded an impairment charge pertaining to NeuroNexus of approximately $1.3 million and subsequently disposed of the remaining goodwill balance of approximately $3.4 million.

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

Subsequent Events – The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

On April 22, 2019, the Company entered into a Fifth Amendment to its Loan and Security Agreement, dated as of March 18, 2016, as amended, with Oxford Finance LLC and Silicon Valley Bank to revise certain financial covenants that require Nuvectra to achieve quarterly product revenues at specified levels.

2.	Discontinued Operations

Effective December 31, 2018, the Company completed the divestiture of its wholly owned subsidiary, NeuroNexus. The Company sold all of the stock of NeuroNexus to NEL Group, Inc. for $5.0 million in cash, NeuroNexus distributed all of its accounts receivable ($0.8 million, net) and other current assets to the Company, and the Company contributed $0.4 million in cash to NeuroNexus and assumed current liabilities ($0.5 million, net) of NeuroNexus. The Company also contributed certain trademarks to NeuroNexus and accelerated vesting of equity grants for all NeuroNexus employees. The Company recognized a loss of approximately $0.3 million on the disposal of NeuroNexus, which was included in other expense, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

For disposal transactions, the disposal of a component of an entity is reported in discontinued operations if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company evaluated the quantitative and qualitative factors related to the sale of NeuroNexus and concluded that it met the requirements for discontinued operations presentation as of December 31, 2018. Accordingly, the operating results of NeuroNexus have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The discontinued operations of NeuroNexus were previously reported as the NeuroNexus segment.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Income (loss) from discontinued operations, net of income taxes, were as follows (in thousands):

Three Months Ended March 31, 2018

Sales	$1,037
Cost of sales	388
Gross profit	649
Operating expenses:
Selling, general and administrative expenses	222
Research, development and engineering costs, net	419
Total operating expenses	641
Income from discontinued operations before taxes	8
Provision for income taxes	3

Income from discontinued operations	$5

Three Months Ended March 31, 2018
Cash flows from operating activities:
Income from discontinued operations	$5
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	91
Stock-based compensation	22
Changes in operating assets and liabilities:
Trade accounts receivable	298
Prepaid expenses and other current assets	1
Accounts payable and other current liabilities	(107)
Accrued compensation	44
Net cash provided by operating activities	354
Cash flows from investing activities:
Acquisition of property, plant and equipment	(17)
Net cash used in investing activities	(17)

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606, Revenue From Contracts With Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. The reported results for 2018 and thereafter reflect the application of ASC 606 guidance. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

2) Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

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

Disaggregated Revenue - Revenue Streams & Timing of Revenue Recognition

The Company’s revenue streams currently include product sales of Nuvectra’s Algovita system and development and engineering service revenue, and prior to 2019, also included product sales of NeuroNexus’s neural interface systems. Following is a description of the nature of the Company’s disaggregated revenue streams. Also see Note 11 “Business Segment, Geographic and Concentration Risk Information” and Note 2 “Discontinued Operations” for further disaggregation of revenue by reportable product line.

Product Sales

The contracts under which the Company realizes revenues from product sales may involve one or more systems or components, and each is determined to be a distinct performance obligation. Product revenue from continuing operations was $11.0 million for the three months ended March 31, 2019.

Algovita – Generally, Algovita product sales are made through the Company’s trained personnel when the Company has the obligation to perform the initial programming and stimulation, which occurs on the same day as the trial or permanent procedure. For these customers, the products and the programming and stimulation services are not determined to be distinct, but rather are treated as a combined performance obligation for which revenue is recognized upon completion of the procedure. In cases where the customer has a clinician programmer and has undergone the requisite training in order to perform the programming and stimulation services, the Company recognizes revenue upon shipment when control passes to the customer. Similarly, when the Company sells through distributors or ships product directly to the end user and has no additional obligations, revenue is recognized at the time of shipment when control passes to the customer. For the remaining sales that are sent from the Company’s distribution center directly to hospitals and medical facilities, where product is ordered in advance of an implantation procedure and a valid purchase order has been received, the Company defers revenue until all programming and stimulation obligations are fulfilled.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Revenue from discontinued operations of neural interface systems and components – Prior to the divestiture of NeuroNexus, each component was treated as a distinct performance obligation. The customer obtained control of the individual components upon shipment, and therefore revenue was recognized at that point in time.

Shipping and handling costs – Costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

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

Development and Engineering Service Revenue

The Company’s development services are typically provided on a fixed-fee basis. Service revenue is recognized over time as the services are performed using an input method, on a cost-to-cost basis. In 2019 and 2018, the Company had one contract that generated development and engineering services revenue, with Aleva Neurotherapeutics S.A. (“Aleva”). Under this contract, the Company is leveraging its neurostimulation technology platform in its performance of services in the development of a DBS system for Aleva to treat Parkinson’s disease. If successful, the Company will provide Aleva a royalty-bearing distribution license for commercialization by Aleva. The Company previously concluded that the licenses and the development services were not separately distinct given the proprietary nature of the Company’s technology. As such, the combined performance obligation will be recognized over time as costs are incurred. The transaction price includes a fixed fee, payable monthly based on the progress completion in satisfying the performance obligations in that month, royalties for intellectual property licenses on future sales of the licensed technology, and non-cash consideration for the customer commitment to issue the Company a common stock warrant upon CE Mark approval in Europe. When the Company receives consideration in the form of royalties, the Company will estimate the royalty revenue and recognize the royalty revenue when a sale by the customer occurs. The non-cash consideration is a form of variable consideration that must be estimated at contract inception and therefore requires significant judgment. See “Significant judgments” below for further discussion. Services revenue recognized over time was $0.1 million for the first three months of 2019. The Company is still performing services and the client has yet to receive CE Mark approval and therefore, the Company has not yet billed or recognized any royalty revenue to date.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of the balance sheet date. The Company has elected to apply certain optional exemptions that limit this requirement to exclude contracts, which are expected to be satisfied within one year as well as the potential royalty license revenue. After considering these exemptions, the Company’s service revenue contract with Aleva is subject to this disclosure for the portion of the transaction price not subject to royalties. As of March 31, 2019, the estimated revenue expected to be recognized in the future related to this contract totals $0.6 million and is expected to be recognized over the following 3 to 9 months.

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

Revenue recognized during the first three months of 2019 from amounts included in deferred revenue at the beginning of the period was $0.1 million, which was related to product sales revenue. There was no revenue recognized during the first three months of 2019 from performance obligations satisfied or partially satisfied in previous periods. During the first three months of 2019, there were no contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less, and therefore, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the expected period of benefit of those costs is longer than one year. As of March 31, 2019 and December 31, 2018, all contract acquisition costs have been expensed as incurred as the period of benefit is less than one year.

Certain NeuroNexus contracts may have included pre-production activities, design work for custom products. The Company’s policy is to capitalize incremental costs incurred to fulfill its contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs have historically been immaterial. Accordingly, there were no capitalized fulfillment costs as of March 31, 2019 or December 31, 2018.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

4.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	March 31, 2019	December 31, 2018
Inventory purchases	$1,719	$2,030
Research and development	934	651
Leases	565	—
Warranty reserve	480	431
Sales and marketing	456	313
Interest	374	364
Regulatory, clinical and quality	297	493
Deferred revenue	193	107
Taxes	168	222
Legal	86	258
Information technology system implementations	-	36
Accrued other	559	831
Total accrued liabilities	$5,831	$5,736

5.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan (the “2016 Equity Plan”) provides that the Compensation and Organization Committee of the Company’s board of directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to adjustment provisions in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 2,682,197 as of March 31, 2019.

During the three months ended March 31, 2019, the Compensation Committee granted equity awards aggregating 981,871 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three months ended March 31, 2019 was approximately $1.1 million.

During the three months ended March 31, 2018, the Compensation Committee granted equity awards aggregating 26,716 of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three months ended March 31, 2018 was approximately $0.5 million.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Stock options	$488	$206
Restricted stock and restricted stock units	638	345
Total stock-based compensation expense	1,126	551
Less: Discontinued operations	-	22

Stock-based compensation expense – continuing operations	$1,126	$529

	Three Months Ended
	March 31, 2019	March 31, 2018
Selling, general and administrative expenses	$924	$473
Research, development and engineering costs, net	202	56
Discontinued operations	-	22

Total stock-based compensation expense	$1,126	$551

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Weighted average fair value	$7.90	5.92
Risk-free interest rate	2.46%	2.60%
Expected volatility	65%	66%
Holding period (in years)	6	6
Expected dividend yield	—%	—%

The following table summarizes the stock option activity during the first three months of 2019:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	910,862	$8.76
Granted	636,832	13.09
Exercised	(47,983)	6.28
Forfeited or expired	(25,522)	9.32
Outstanding at March 31, 2019	1,474,189	$10.70	7.99	$2,776
Exercisable at March 31, 2019	546,147	$6.91	5.59	$2,286

The Company received proceeds totaling approximately $0.3 million upon the exercise of 47,983 stock options during the first three months of 2019.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes the restricted stock and restricted stock unit activity during the first three months of 2019:

	Time-Vested Activity	Weighted Average Fair Value
Non-vested at December 31, 2018	266,247	$11.78
Granted	345,039	13.07
Vested	(54,726)	14.41
Forfeited	(26,534)	7.93
Non-vested at March 31, 2019	530,026	$13.26

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan provide for both annual discretionary cash contribution-based bonuses and cash performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in some instances, members of the board of directors. Compensation cost related to the bonus plan for the three months ended March 31, 2019 and 2018 was approximately $0.2 million and $0.3 million, respectively

Defined Contribution Plans – The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), for its employees. The plan provides for the deferral of employee compensation under Section 401(k), and a discretionary match by the Company. For the three months ended March 31, 2019 and 2018 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.1 million for each of the three months ended March 31, 2019 and 2018.

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	March 31, 2019	December 31, 2018
Term loan	$48,488	$48,488
Deferred financing fees	(741)	(787)
Discount on debt	(3,372)	(3,619)
Total debt	44,375	44,082
Less current portion of long-term debt	—	—
Total long-term debt	$44,375	$44,082

Credit Facility – The Company has a credit facility, originally entered into and funded in March 2016 and subsequently amended in February 2017, February 2018, December 2018 and February 2019 (the “Credit Facility”). The Credit Facility consists of term loan facilities in an aggregate maximum principal amount of $45 million. The term loan facilities are comprised of (i) a $27.5 million Term Loan A commitment (“Term Loan A”), which was funded in full in February 2018 and replaced a $27.5 million term loan previously outstanding under the Credit Facility, (ii) a $12.5 million Term Loan B commitment (“Term Loan B”), which was funded in full in February 2018, and (iii) a $5 million Term Loan C commitment (“Term Loan C”), which was funded in full in September 2018.

In connection with the February 2018 amendment to the Credit Facility, Term Loan A and Term Loan B were funded for aggregate gross proceeds of $40 million, of which $27.5 million was applied to repay the outstanding principal balance of previously-outstanding term loans. The Company determined that it met the criteria to be accounted for as a modification in which any unamortized debt discount is amortized over the remaining term of the exchanged or modified debt. The Company also paid a fee of approximately $0.8 million in connection with the February 2018 amendment, which was recorded as a discount on long-term debt to be amortized over the term of Term Loan B. If any term loans are prepaid prior to their scheduled maturity, the Company must pay, in addition to a final payment due at maturity (as described below), a prepayment fee equal to $1.3 million plus 2% of the prepaid principal if paid prior to February 2020 and 1% of the prepaid principal if paid thereafter.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

On December 31, 2018, in connection with the sale of NeuroNexus, the Company amended the Credit Facility to remove NeuroNexus as a borrower and release the security interests on the stock and assets of NeuroNexus. The Company paid a fee of $0.03 million in connection with the December 2018 amendment, which was recorded as a discount on long-term debt to be amortized over the term of the loan. Subsequent to the quarter ending March 31, 2019, on April 22, 2019, the Company entered into a Fifth Amendment to the Credit Agreement to revise certain financial covenants that require Nuvectra to achieve quarterly product revenues at specified levels.

The term loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 8.65%. At March 31, 2019 the interest rate on borrowings under the term loans was 9.65%. The Company pays accrued interest monthly on the term loans through March 2020, and for 30 months thereafter the Company will pay accrued interest monthly plus equal payments of principal on the term loans. At the maturity of the term loans, on September 1, 2022, all principal on the term loans then outstanding, plus an additional 7.75% of the funded loan amounts, will be due and payable. This final payment has been treated as an in-substance discount and is being amortized using the straight-line method over the life of the term loans.

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

The Credit Facility contains customary representations and warranties, reporting and other covenants for credit facilities of this kind including prohibitions on the payment of cash dividends on the Company’s capital stock and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Company is subject to a quarterly financial covenant requiring the Company to achieve specified minimum consolidated product revenues. As of March 31, 2019, the Company was in compliance with the financial covenant. The events of default in the Credit Facility are customary for credit facilities of this kind, and include failure to pay interest or principal, breaches of affirmative and negative covenants, a material adverse change occurring, and cross defaults to other material agreements of the Company.

Warrants – On March 18, 2016, as a condition to the lenders’ initial funding of the initial Term Loan A commitment in the amount of $15 million, the Company issued to each of its two lenders, Oxford Finance LLC and SVB Financial Group (successor by assignment to Silicon Valley Bank), a warrant to purchase 56,533 shares of Nuvectra common stock (a total of 113,066 shares) at an exercise price of $5.97 per share, which warrants are exercisable until March 18, 2026. Additionally, the Company incurred $1.5 million in fees and other direct costs of the debt transaction in connection with the initial funding. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt along with the cash issuance costs and as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of the Term Loan A commitment.

On September 28, 2017, as a condition to the lenders’ funding the initial Term Loan B commitment in the amount of $12.5 million, the Company issued to each of its two lenders a warrant to purchase 22,844 shares of Nuvectra common stock (a total of 45,688 shares) at an exercise price of $12.31 per share, which warrants are exercisable until September 28, 2027. In connection with the February 2017 Credit Facility amendment, the Company paid fees of $0.04 million. The fair value of the warrants on the date of grant totaled approximately $0.4 million and was recorded as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of the Term Loan B commitment.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 31, 2018	$787
Additions during the period	8
Amortization during the period	(54)

At March 31, 2019	$741

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” the Company has presented debt issuance costs as a direct deduction from Long-Term Debt in the condensed consolidated balance sheets.

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

Litigation – Periodically the Company is a party to various legal actions, both threatened and filed, arising in the ordinary course of business. While the Company does not expect that the ultimate resolution of any ordinary course pending actions will have a material effect on its results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending or threatened ordinary course legal action, which the Company currently believes to be immaterial, does not become material in the future.

On September 19, 2017, Boston Scientific Corporation (“Boston Scientific”) filed a lawsuit in district court in Suffolk County, Massachusetts, against the Company and three former Boston Scientific employees hired by the Company, alleging tortious interference of contract on the part of the Company and breaches of contract related to non-solicitation and confidentiality by Boston Scientific’s former employees. The parties entered into a settlement agreement and release in February 2019, under which the Company paid consideration for the full release of all claims and Boston Scientific’s dismissal, with prejudice, of its suit against all parties. The settlement amount was immaterial to the Company.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. Inventory to be purchased by Nuvectra in 2019 under its supply agreements is subject to certain minimum order quantity requirements. As of March 31, 2019, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2019 are estimated at approximately $1.0 million and will primarily be financed by existing cash and cash equivalents. The Company also enters into contracts for outsourced services; however, the contracts generally contain provisions allowing for cancellation without significant penalty.

Leases – The Company is party to various operating lease agreements for office and laboratory facilities and dedicated information technology hardware. Please see Note 13 “Recently Issued Accounting Standards” for the Company’s updated policies related to leases.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows (in thousands):

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost	$150
Total lease cost	$150

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$176
Operating cash flows from operating leases for the first quarter 2019	$104
Weighted average remaining lease term – operating leases (in years)	3.6
Average discount rate – operating leases	8.34%

The supplemental balance sheet information related to leases for the period is as follows (in thousands):

At March 31, 2019
Operating leases
Short-term right-of-use assets, included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets	$445
Long-term right-of-use assets, included in Other long-term assets on the Condensed Consolidated Balance Sheets	1,285
Total operating lease right-of-use assets	$1,730

Short-term operating lease liabilities, included in Accrued liabilities on the Condensed Consolidated Balance Sheets	$565
Long-term operating lease liabilities, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets	1,617
Total operating lease liabilities	$2,182

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 9 months)	$542
2020	727
2021	629
2022	542
2023	81
2024	-
Thereafter	-
Total lease payments	2,521
Less: Imputed interest/present value discount	339
Present value of lease liabilities	$2,182

9.	EARNINGS (LOSS) PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is equal to basic net loss per share, as the Company had no potentially dilutive securities outstanding for any of the periods presented. The following table illustrates the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2019	March 31, 2018
Basic net loss per share:
Loss from continuing operations	$(14,770)	$(10,538)
Income from discontinued operations	-	5
Net loss	$(14,770)	$(10,533)

Weighted average common shares outstanding	17,739	12,509

Loss from continuing operations	$(0.83)	$(0.84)
Income from discontinued operations	—	—
Basic net loss per share	$(0.83)	$(0.84)

Diluted net loss per share:
Loss from continuing operations	$(14,770)	$(10,538)
Income from discontinued operations	—	5
Net loss	$(14,770)	$(10,533)

Weighted average common shares outstanding	17,739	12,509
Dilutive stock options, restricted stock and restricted stock units	—	—
Weighted average common shares outstanding – assuming dilution	17,739	12,509

Loss from continuing operations	$(0.83)	$(0.84)
Income from discontinued operations	-	—
Diluted net loss per share	$(0.83)	$(0.84)

Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	2,177	1,377

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

10.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. ASC establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of March 31, 2019, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period).

The Company categorizes its warrants measured at fair value on a recurring basis in Level 3 of the fair value hierarchy.

The Company’s investments in marketable securities primarily consist of investments in debt securities, which are classified as Cash and Cash Equivalents on the consolidated balance sheet because of their original maturities of three months or less. Unrealized gains or losses for the periods presented are included in other comprehensive gain or loss, as applicable.

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of March 31, 2019, the fair value of marketable securities was approximately $72.8 million, all of which had original maturities of three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		March 31, 2019
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value
Cash	Level 1	$27,038	$-	$27,038
Government	Level 1	11,964	1	11,965
Financial	Level 2	13,784	-	13,784
Industrial	Level 2	19,998	-	19,998
Total		$72,784	$1	$72,785

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

		December 31, 2018
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value
Cash	Level 1	$46,877	$—	$46,877
Government	Level 1	13,490	1	13,491
Financial	Level 2	13,677	—	13,677
Industrial	Level 2	14,247	—	14,247
Total		$88,291	$1	$88,292

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill, for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” During the first three months of 2019 and 2018, no impairment charges were recorded related to the Company’s long-lived assets.

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on December 31, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.”

During the first three months of 2019, no impairment charges were recorded related to the Company’s goodwill.

On December 31, 2018, the Company determined that the fair value of NeuroNexus, based on the sale price in the divestiture, was less than the recorded carrying value of NeuroNexus. Consequently, the Company recorded an impairment charge pertaining to NeuroNexus of approximately $1.3 million and subsequently disposed of the remaining goodwill balance of approximately $3.4 million.

Warrants – In order to determine the fair value of its warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represents the 10-Year U.S. Treasury rate as of the issuance date. The expected volatility assumption is based on historical volatilities for publicly traded stock of comparable companies.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

An analysis and reconciliation of the Company’s product lines to the respective information in the condensed consolidated financial statements follows (in thousands):

	Three Months Ended
Product line sales:	March 31, 2019	March 31, 2018
Algovita	$11,043	$9,081
Development and engineering service	82	456

Total sales	$11,125	$9,537

All of the Company’s long-lived tangible assets are located in the United States.

12.	related party transactions

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

Recently Adopted in 2019

The Company adopted ASC Topic 842, Leases, as of January 1, 2019 and has applied its transition provisions at the beginning of the period of adoption (i.e. on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC Topic 840, Leases, including its disclosure requirements, in the comparative periods presented.

Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment as appropriate for lease currency and lease term.

Upon adoption, the Company recognized right-of-use assets and lease liabilities for operating leases in the amount of $1.8 million and $2.3 million, respectively.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Company enters into contracts to lease real estate and information technology equipment. The Company’s most significant lease liabilities relate to real estate leases that have initial contract lease terms ranging from 5 to 8 years. Certain leases include renewal, termination or purchase options that were not deemed reasonably assured of exercise under ASC 840. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern. The Company has no finance leases. The Company does not have any contracts where it is the lessor and does not sublease any of its leased assets to third parties. The lease for the Company’s Plano, Texas headquarters facility is with Integer. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

ASC Topic 842 includes practical expedient and policy election choices. The Company elected the package of practical expedients available in the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company elected the hindsight practical expedient, and evaluated lease term for existing leases.

The Company has made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term.

ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended March 31, 2019 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended March 31, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease components, for real estate leases.

Please see Note 8 “Commitments and Contingencies” for the Company’s updated disclosures related to leases.

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

Nuvectra Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Forward-looking statements can be identified by the use of words such as, but not limited to: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “target,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “can,” “continue,” “could,” “should,” “would,” “will,” and similar expressions or references to future periods. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause our actual results to differ materially from those indicated in the forward-looking statements include: (i) our ability to successfully commercialize Algovita and to develop, complete and commercialize enhancements or improvements to Algovita; (ii) our ability to successfully compete with our current SCS competitors and the ability of our U.S. sales representatives to successfully establish market share and acceptance of Algovita; (iii) the uncertainty and timing of obtaining regulatory approvals in the United States and Europe for our Virtis SNM system; (iv) our ability to successfully launch and commercialize the Virtis SNM system if and when it receives regulatory approval; (v) our ability to demonstrate the features, perceived benefits and capabilities of Algovita to physicians and patients in competition with similar products already well-established and sold in the SCS market; (vi) our ability to anticipate and satisfy customer needs and preferences and to develop, introduce and commercialize new products or advancements and improvements to Algovita in order to successfully meet our customers’ expectations; (vii) the outcome of our development plans for our neurostimulation technology platform, including our ability to identify additional indications or conditions for which we may develop neurostimulation medical devices or therapies and seek regulatory approval thereof; (viii) our ability to identify business development and growth opportunities and to successfully execute on our strategy, including our ability to seek and develop strategic partnerships with third parties to, among other things, fund clinical and development costs for new product offerings; (ix) the performance by our development partners, including Aleva Neurotherapeutics, S.A., of their obligations under their agreements with us; (x) the scope of protection for our intellectual property rights covering Algovita and other products using our neurostimulation technology platform, along with any product enhancements or improvements; (xi) our ability to successfully build, attract and maintain an effective commercial infrastructure and qualified sales force in the United States; (xii) our compliance with all regulatory and legal requirements regarding implantable medical devices and interactions with healthcare professionals; (xiii) our reliance on each of Integer, our exclusive and sole manufacturer and supplier of parts and components for Algovita, and Minnetronix, Inc., our sole-source supplier of external peripheral devices; (xiv) any supplier shortages related to Algovita or its components and any manufacturing disruptions which may impact our inventory supply as we expand our business; (xv) any product recalls, or the receipt of any warning letters, mandatory corrections or fines from any governmental or regulatory agency; (xvi) our ability to satisfy the conditions and covenants of our Credit Facility; and (xvii) our ability to raise capital should it become necessary to do so, through another public offering of our common stock, private equity or debt financings, strategic partnerships, or other sources. Factors that could cause or contribute to such differences include, but are not limited to, those included in the section entitled “Risk Factors” in Nuvectra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

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

We have also developed our existing platform for use in the SNM market and filed regulatory submissions with the FDA and CE Mark authorities in January 2017 and December 2016, respectively, for Virtis, the Company’s SNM system for the treatment of chronic urinary retention and the symptoms of overactive bladder. We received requests from the FDA and CE Mark authorities for additional information and data regarding these submissions on July 2, 2018 and June 22, 2018, respectively, as further described below under “Strategic and Financial Overview.”

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

Our revenues include sales of Algovita and development and engineering service fees. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our commercial expansion in the United States, and, pending regulatory approvals, from Virtis, the second application of our neurostimulation technology platform and our first product for the SNM market. From time to time, our future revenues may also include technology licensing fees, development and engineering service fees, and royalty fees. Our revenues also historically included sales of neural interface technology, components and systems to the neuroscience and clinical markets. Refer to Note 2 “Discontinued Operations” of the notes to our condensed consolidated financial statements for additional information.

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

Strategic and Financial Overview

We are a neurostimulation medical device company formed in 2008 to design and develop a neurostimulation technology platform that could be utilized in multiple indications. Since our inception, the majority of our resources have been spent designing, developing and commercializing Algovita and designing and developing Virtis. SCS was chosen as the first sector of the neurostimulation market to pursue, as we believe that it is a high growth existing market, there is an established regulatory and reimbursement pathway, and we believe that there are significant unmet needs in the SCS market. We currently have four significant competitors in the United States that are better capitalized and that offer similar SCS devices that are already established and accepted in the market. While the competitive landscape for SCS remains challenging and we may face barriers to market acceptance of our product, we believe Algovita has certain differentiating features from other existing SCS systems that offer our patients and customers a broad set of capabilities and treatment options.

We have been leveraging our neurostimulation technology platform for other sectors of the neurostimulation market such as SNM and DBS, and are exploring other emerging indications.

We submitted a pre-market approval (“PMA”) application for Virtis to TÜV SÜD, our notified body in Europe, and to the FDA in the United States, in December 2016 and January 2017, respectively. In June 2018, we received notice from the FDA requesting that the Company provide supplemental information related to modifications to the Virtis device, labeling and manufacturing, as well as clarifications of data related to MR. In early August 2018 we filed our response to the FDA's requests. The FDA typically has up to 180 days from that submission to review our response, after which the FDA could approve the device, reject the device, request additional information or request clinical study data. However, in January 2019, the FDA advised us that its review has extended beyond the expiration of the 180-day review period. Although this extension did not initiate an additional full 180-day review period, in April 2019, the FDA requested additional information. To satisfy this request, we will secure supplementary data on the biocompatibility of our Virtis leads. We expect to submit this supplementary information around year end 2019 and project potential Virtis approval in the first half of 2020.

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

Nuvectra Corporation

Our Financial Results

The discussion that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The following table presents certain selected financial information derived from our condensed consolidated financial statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2019	March 31, 2018	$	%
Sales:

Algovita	$11,043	$9,081	$1,962	22%
Development and engineering services	82	456	(374)	(82)%

Total sales	11,125	9,537	1,588	17%

Cost of sales	6,037	4,420	1,617	37%

Gross profit	5,088	5,117	(29)	(1)%
Gross profit as a % of sales	45.7%	53.7%
Selling, general and administrative expenses (SG&A)	14,746	11,911	2,835	24%
SG&A as a % of total operating expenses	77.7%	80.6%
Research, development and engineering costs, net (RD&E)	4,227	2,861	1,366	48%
RD&E as a % of total operating expenses	22.3%	19.4%

Operating loss	(13,885)	(9,655)	(4,230)	44%

Interest expense, net	851	850	1	0%

Other (income) expense, net	(6)	23	(29)	(126)%

Provision for income taxes	40	10	30	300%

Effective tax rate	0.0%	0.0%

Loss from continuing operations	(14,770)	(10,538)	(4,232)	40%

Net loss	$(14,770)	$(10,533)	$(4,237)	40%

Diluted net loss per share	$(0.83)	$(0.84)	$0.01	(1)%

Sales

Algovita. The primary factor behind the 22% increase in sales from the first quarter of 2018 to the first quarter of 2019 was the continued growth in volume of sales from the Company’s commercial launch of Algovita in the United States. We expect to continue to develop our worldwide sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States, to support future growth.

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the first quarter and third quarter of the year, which we believe is due to weather-related events, holidays, the buying patterns and implant volumes of our distributors, hospitals and clinics, reimbursement related factors such as patient deductibles, and other factors. We anticipate that our total revenue will increase as we continue commercialization in the United States.

Nuvectra Corporation

Development and Engineering Service. We recognized $0.1 million and $0.5 million of development and engineering services revenue during the first quarter of 2019 and 2018, respectively, from our development agreement with Aleva. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of components and materials, labor costs, and plant and equipment depreciation and overhead. The primary driver behind the 37% increase in cost of sales from the first quarter of 2018 to the first quarter of 2019 was an increase in inventory-related charges and the increase in sales of our Algovita systems. We expect that our cost of sales will continue to increase as sales of our Algovita products continue to grow.

From the first quarter of 2018 to the first quarter of 2019 our gross profit was essentially flat and our gross profit as a percentage of sales, or gross margin, decreased from 53.7% to 45.7%. This decrease was primarily due to an increase of $0.5 million in inventory yield charges, as defined in our supply agreement with Integer, which we do not expect to recur at this level, a one-time charge of $0.3 million related to minimum order quantity requirements under our supply agreement, and a charge of $0.2 million related to our annual inventory revaluation. We anticipate reduced inventory yield charges due to the implementation of certain test station improvements and anticipate meeting our 2019 minimum order requirements.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses increased $2.8 million, or 24%, from the first quarter of 2018 to the first quarter of 2019. This increase was primarily the result of an increase in personnel-related expenses.

In the first quarter of 2019, our former Chief Executive Officer resigned from his positions as Chief Executive Officer and a director of the Company and, in connection therewith, received a severance payment of approximately $1.2 million, which contributed to the increase in SG&A. In addition, we have continued to increase sales of our Algovita product and continued to build our Algovita sales organization and corporate support functions, resulting in an increase of approximately $1.1 million in salaries, commissions and other personnel-related expenses for the first quarter of 2018 as compared to the first quarter of 2019.

Our SG&A expenses may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense. Going forward, we expect SG&A expenses to continue to increase as we continue build our Algovita sales organization and begin to build our Virtis sales organization consisting of direct sales representatives and independent sales agents in the United States, pending regulatory approvals. We expect that this will require recruiting appropriate and qualified direct sales representatives and independent sales agents, expanding our commercial infrastructure in the United States and training our direct sales representatives and independent sales agents. Thereafter, we expect that our sales representatives and independent sales agents will require lead time in the field to access and grow their network of accounts and produce sales results. We believe that successfully recruiting, training and retaining a sufficient number of productive sales representatives and independent sales agents is important in achieving our future growth objective.

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

Nuvectra Corporation

RD&E costs increased $1.4 million, or 48%, from the first quarter of 2018 to the first quarter of 2019. The increase was primarily the result of an increase in personnel-related expenses of $0.4 million, $0.4 million in Virtis-related expenses and $0.3 million related to the timing of other research project-related expenses.

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

Interest Expense, Net

Interest expense, net for the first quarter of each of 2019 and 2018 was $0.9 million. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $1.4 million and $1.0 million for the first quarter of 2019 and 2018, respectively. The increase was primarily due to the increase in borrowings under our Credit Facility. Interest income from investments was $0.5 million and $0.1 million for the first quarter of 2019 and 2018, respectively. For additional information, see Note 6 “Debt” of the notes to our condensed consolidated financial statements

Provision for Income Taxes

During the first quarters of 2019 and 2018, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. See Note 7 “Income Taxes” of the notes to our condensed consolidated financial statements for disclosures related to our income taxes.

Liquidity and Capital Resources

Background

We have incurred significant net losses and negative cash flows from operations since our inception and we expect to continue to incur additional net losses for the foreseeable future. Immediately prior to the completion of the spin-off, Integer made a cash capital contribution of $75.0 million to us, which we have used for the continued development and commercialization of Algovita, development of Virtis, and general corporate purposes. Based on our current plans and expectations, we estimate that our cash on hand, which includes proceeds from our follow-on common stock offerings completed in February 2018 and September 2018, Credit Facility draw-downs, proceeds from the divestiture of NeuroNexus, and cash generated from sales, should meet our cash needs for at least the next twelve months.

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

Nuvectra Corporation

Consolidated Cash Flows

In the first quarter of 2019, net cash used in operating activities was $17.7 million compared to a net loss of $14.8 million. In the first quarter of 2018, net cash used in operating activities was $9.8 million compared to a net loss of $10.5 million. The primary components driving the increase in cash used in operating activities was the increase in net loss, change in non-cash charges and changes in working capital accounts.

Net cash used in investing activities was $0.5 million for the first quarter of 2019 compared to $0.1 million for the first quarter of 2018. Cash used in investing activities in both periods related to the purchases of property, plant and equipment. As of March 31, 2019, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of fiscal year 2019 are estimated at approximately $1.0 million.

Net cash provided by financing activities was $0.3 million for the first quarter of 2019 compared to $35.6 million for the first quarter of 2018. Cash provided by financing activities the first quarter of 2019 was primarily composed of proceeds from the exercise of stock options. Cash provided by financing activities in the first quarter of 2018 was primarily composed of $23.8 million, net, from the sale of common stock and net borrowings under our Credit Facility of $11.7 million.

Credit Facility

Our Credit Facility consists of term loan facilities in an aggregate maximum principal amount of $45 million, comprised of (i) a $27.5 million Term Loan A commitment, which was funded in full in February 2018, (ii) a $12.5 million Term Loan B commitment, which also was funded in full in February 2018, and (iii) a $5 million Term Loan C commitment, which was funded in full in September 2018.

The term loans bear interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 8.65%. At March 31, 2019 the interest rate on the term loans was 9.65%. The Credit Facility provides for interest-only payments on outstanding term loans for 24 months after the first borrowing in February 2018 followed by 30 months of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

On March 18, 2016, in connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee of $1.1 million, which equaled 2.50% of the aggregate principal amount of the then-existing Credit Facility. On March 18, 2016, under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the then-existing $40 million term loan and $5 million revolving line of credit. We also paid (i) $25,000 in fees plus the expenses of the lenders when we amended the Credit Facility in February 2017, (ii) $0.8 million in fees when we amended the Credit Facility in February 2018, (iii) $30,000 in fees when we amended the Credit Facility in December 2018, and (iv) expenses of the lenders when we amended the Credit Facility in February 2019.

In addition, a final payment fee in an amount equal to 7.75% of the funded amount of the term loans will be due at the time of the final principal payment under the Credit Facility or upon early termination of the Credit Facility.   This final payment has been treated as an in-substance discount and is being amortized using the straight-line method over the life of the term loans.

The Credit Facility includes affirmative and negative covenants, including an affirmative covenant regarding minimum revenue requirements, prohibitions on the payment of cash dividends on our capital stock, and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Credit Facility includes a prepayment fee for the prepayment of the outstanding term loans prior to the maturity date in an amount equal to $1.3 million plus 2.00% of the prepaid term loans for a prepayment made prior to February 2020 and 1.00% of the prepaid term loans for a prepayment made thereafter. Our obligations under the Credit Facility are secured by substantially all of our assets, except for our intellectual property, which is subject to a negative pledge covenant.

For additional information regarding the Credit Facility, see Note 6 “Debt” of the notes to our condensed consolidated financial statements.

Nuvectra Corporation

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
(in thousands)
Term loans and interest	$58,601	$4,415	$41,440	$12,746	$-
Operating lease commitments (1)	2,293	591	1,219	483	-
Purchasing commitments (2)	36,384	30,978	5,406	-	-
Total	$97,278	$35,984	$48,065	$13,229	$-

(1)

We lease office and laboratory facilities located in Texas and Colorado. The lease for our Plano, Texas headquarters, which is with Integer, is set to expire in March 2023. The lease for our Broomfield, Colorado facility is set to expire in September 2022.

(2)	Purchasing commitments represent contractual non-cancelable obligations to purchase goods and services to be used in our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB to determine the potential impact they may have on our condensed consolidated financial statements. See Note 13 “Recently Issued Accounting Standards” of the notes to our condensed consolidated financial statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Nuvectra Corporation

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – There have been no material changes from the Company’s interest rate risk as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such material information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

Beginning January 1, 2019, we implemented ASC 842, Leases. As such, we implemented changes to our processes related to leases and the control activities within them. These included the development of new policies based on the requirements provided in the new standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Nuvectra Corporation

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Periodically we are a party to various legal actions, both threatened and filed, arising in the ordinary course of business. While we do not expect that the ultimate resolution of any such ordinary course actions will have a material effect on our results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any such ordinary course actions, which we currently believe to be immaterial, will not become material in the future.

On September 19, 2017, Boston Scientific Corporation (“Boston Scientific”) filed a lawsuit in district court in Suffolk County, Massachusetts, against the Company and three former Boston Scientific employees hired by the Company, alleging tortious interference of contract on the part of the Company and breaches of contract related to non-solicitation and confidentiality by Boston Scientific’s former employees. The parties entered into a settlement agreement and release in February 2019, under which the Company paid consideration for the full release of all claims and Boston Scientific’s dismissal, with prejudice, of its suit against all parties. The settlement amount was immaterial to the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-3 (File No. 333-220834) was declared effective by the SEC on October 24, 2017. On February 5, 2018, pursuant to an underwritten shelf takedown, with Piper Jaffray & Co. serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $23.8 million, after deducting underwriting discounts and commissions of approximately $1.8 million and other expenses of approximately $0.4 million. On September 14, 2018, pursuant to a second underwritten shelf takedown, with Piper Jaffray & Co. serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $64.6 million, after deducting underwriting discounts and commissions of approximately $4.1 million and other expenses of approximately $0.3 million. There has been no material change in the planned use of proceeds from these offerings as described in our final prospectuses filed with the SEC on February 2, 2018 and September 13, 2018.

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

4.2.1

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank) (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

4.5

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

4.6

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

10.1

Fourth Amendment to Loan and Security Agreement, dated February 27, 2019, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC, and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.10.4 to our annual report on Form 10-K on March 4, 2019, and incorporated herein by reference)

10.2

Separation and Release Agreement, dated January 31, 2019, by and between Nuvectra Corporation and Scott F. Drees (filed as Exhibit 10.1 to our current report on Form 8-K on February 5, 2019, and incorporated herein by reference)

10.3

Executive Employment Agreement, effective February 1, 2019, by and between Nuvectra Corporation and Dr. Fred B. Parks, PhD (filed as Exhibit 10.1 to our current report on Form 8-K/A on March 1, 2019, and incorporated herein by reference)

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

NUVECTRA CORPORATION

Date: May 1, 2019	/s/ Fred B. Parks Fred B. Parks Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2019	/s/ Walter Z. Berger Walter Z. Berger Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2019	/s/ Jennifer J. Kosharek Jennifer J. Kosharek Vice President, Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2.1

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank) (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

4.5

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

4.6

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

10.1

Fourth Amendment to Loan and Security Agreement, dated February 27, 2019, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC, and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.10.4 to our annual report on Form 10-K on March 4, 2019, and incorporated herein by reference)

10.2

Separation and Release Agreement, dated January 31, 2019, by and between Nuvectra Corporation and Scott F. Drees (filed as Exhibit 10.1 to our current report on Form 8-K on February 5, 2019, and incorporated herein by reference)

10.3

Executive Employment Agreement, effective February 1, 2019, by and between Nuvectra Corporation and Dr. Fred B. Parks, PhD (filed as Exhibit 10.1 to our current report on Form 8-K/A on March 1, 2019, and incorporated herein by reference)

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