Form 10-Q
period 2019-06-30
Nuvectra Corp
filed 2019-07-31
CIK 1648893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number 001-37525

 _____________________________________

Nuvectra Corporation

(Exact name of Registrant as specified in its charter)

 _____________________________________

Delaware	30-0513847
(State of Incorporation)	(I.R.S. Employer Identification No.)

5830 Granite Parkway, Suite 1100

Plano, Texas 75024

(Address of principal executive offices) (Zip code)

(214) 474-3103

(Registrant’s telephone number, including area code)

 _____________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	NVTR	NASDAQ Global Market

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

Act).    Yes  ☐    No  ☒

As of July 23, 2019, shares outstanding of the Company’s common stock, $0.001 par value per share, totaled 17,885,297.

Nuvectra Corporation

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended June 30, 2019

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nuvectra Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$69,764	$99,240
Trade accounts receivable, net of allowance for doubtful accounts of $641 and $691 in 2019 and 2018, respectively	9,430	12,324
Inventories	8,149	6,627
Prepaid expenses and other current assets	2,502	1,117
Total current assets	89,845	119,308
Property, plant and equipment, net	5,186	5,213
Goodwill	33,491	33,491
Other long-term assets	1,166	—
Total assets	$129,688	$158,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,431	$7,950
Accrued liabilities	4,997	5,736
Accrued compensation	3,559	6,858
Short-term debt	4,500	—
Total current liabilities	18,487	20,544
Other long-term liabilities	1,481	490
Long-term debt, net	40,173	44,082
Total liabilities	60,141	65,116

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,885,297 and 17,689,928 shares issued and outstanding in 2019 and 2018, respectively	18	18
Additional paid-in capital	221,410	218,844
Accumulated other comprehensive gain	2	1
Accumulated deficit	(151,883)	(125,967)
Total stockholders’ equity	69,547	92,896

Total liabilities and stockholders’ equity	$129,688	$158,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS — Unaudited

(in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales:
Product	$12,289	$11,509	$23,332	$20,590
Service	56	394	138	850
Total sales	12,345	11,903	23,470	21,440
Cost of sales:
Product	5,466	5,326	11,374	9,392
Service	82	474	211	828
Total cost of sales	5,548	5,800	11,585	10,220
Gross profit	6,797	6,103	11,885	11,220
Operating expenses:
Selling, general and administrative expenses	12,962	13,198	27,708	25,109
Research, development and engineering costs, net	4,039	3,937	8,266	6,798
Total operating expenses	17,001	17,135	35,974	31,907
Operating loss	(10,204)	(11,032)	(24,089)	(20,687)
Interest expense, net	966	936	1,817	1,786
Other (income) expense, net	(10)	54	(16)	77
Loss from continuing operations before taxes	(11,160)	(12,022)	(25,890)	(22,550)
Provision (benefit) for income taxes	(14)	(39)	26	(29)
Loss from continuing operations	(11,146)	(11,983)	(25,916)	(22,521)

Discontinued operations:
Income from operations of discontinued operations	—	259	—	267
Provision for income taxes	—	54	—	57
Income from discontinued operations	—	205	—	210

Net loss	$(11,146)	$(11,778)	$(25,916)	$(22,311)

Other comprehensive gain:
Unrealized holding gain on investments arising during period	1	—	1	1
Other comprehensive gain	1	—	1	1
Comprehensive loss	$(11,145)	$(11,778)	$(25,915)	$(22,310)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.62)	$(0.84)	$(1.46)	$(2.06)
Income from discontinued operations	—	0.01	—	0.02
Basic and diluted net loss per share	$(0.62)	$(0.83)	$(1.46)	$(2.04)
Basic and diluted weighted average shares outstanding	17,848	14,209	17,794	10,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(25,916)	$(22,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	170	122
Write-downs of excess and obsolete inventories	92	335
Depreciation and amortization	741	903
Debt related amortization included in interest expense	602	533
Stock-based compensation	2,248	1,254
Amortization of operating lease right-of-use assets	211	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,724	716
Inventories	(1,614)	(74)
Prepaid expenses and other current assets	(929)	(781)
Accounts payable and other current liabilities	(3,847)	(904)
Accrued compensation	(3,299)	356
Other long-term liabilities	(264)	45
Net cash used in operating activities	(29,081)	(19,806)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(702)	(407)
Net cash used in investing activities	(702)	(407)
Cash flows from financing activities:
Borrowings under credit facility, net	—	11,711
Proceeds from the sale of common stock	—	24,046
Payments of financing costs related to issuance of common stock	—	(246)
Proceeds from the exercise of stock options and warrants	318	231
Payment of debt issuance costs and other financing activities	(11)	—
Net cash provided by financing activities	307	35,742
Net (decrease) increase in cash and cash equivalents	(29,476)	15,529
Cash and cash equivalents, beginning of period	99,240	28,165
Cash and cash equivalents, end of period	$69,764	$43,694

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$20	$—
Interest paid	2,186	1,523
Acquisition of property, plant and equipment accrued not paid	12	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain	Equity
At December 31, 2018	17,690	$18	$218,844	$(125,967)	$1	$92,896
Option exercises	48	-	301	-	-	301
Restricted stock issued, net of stock forfeited	54	-	-	-	-	-
Stock-based compensation	-	-	1,126	-	-	1,126
Net loss	-	-	-	(14,770)	-	(14,770)
At March 31, 2019	17,792	$18	$220,271	$(140,737)	$1	$79,553
Option and warrant exercises	23	-	17	-	-	17
Restricted stock issued, net of stock forfeited	70	-	-	-	-	-
Stock-based compensation	-	-	1,122	-	-	1,122
Unrealized holding period gain	-	-	-	-	1	1
Net loss	-	-	-	(11,146)	-	(11,146)
At June 30, 2019	17,885	$18	$221,410	$(151,883)	$2	$69,547

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
At December 31, 2017	10,849	$11	$125,999	$(77,836)	$(1)	$48,173
Issuance of common stock, net of issuance costs of $2,190	3,249	3	23,797	-	-	23,800
Issuance of common stock warrants	-	-	455	-	-	455
Option exercises	11	-	76	-	-	76
Restricted stock issued, net of stock forfeited	38	-	-	-	-	-
Stock-based compensation	-	-	551	-	-	551
Unrealized holding period gain	-	-	-	-	1	1
Net loss	-	-	-	(10,533)	-	(10,533)
At March 31, 2018	14,147	$14	$150,878	$(88,369)	$-	$62,523
Option exercises	21	-	155	-	-	155
Restricted stock issued, net of stock forfeited	86	-	-	-	-	-
Stock-based compensation	-	-	703	-	-	703
Net loss	-	-	-	(11,778)	-	(11,778)
At June 30, 2018	14,254	$14	$151,736	$(100,147)	$-	$51,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Nuvectra Corporation (“Nuvectra” or the “Company”), is a neurostimulation company committed to helping physicians improve the lives of people with chronic conditions. The Algovita® Spinal Cord Stimulation (“SCS”) System (“Algovita”) is the Company’s first commercial offering and is Conformité Européene (“CE”) marked and United States Food & Drug Administration (“FDA”) approved for the treatment of chronic pain of the trunk and/or limbs. Nuvectra’s innovative technology platform also has capabilities under development to support other neurological indications such as sacral neuromodulation (“SNM”) for the treatment of overactive bladder and deep brain stimulation (“DBS”) for the treatment of Parkinson’s disease.

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

On July 2, 2019, following the end of the quarterly period ended June 30, 2019, the Company merged its wholly-owned subsidiaries, Algostim, LLC (“Algostim”) and PelviStim LLC (“PelviStim”), with and into the Company, and the separate existence of these former subsidiaries ceased. Prior to the merger, neither Algostim nor PelviStim conducted operations, generated revenues or had operating assets, and the subsidiaries were not reported as a separate segment. The merger of Algostim and PelviStim with and into the Company was not a strategic transaction, and the merger will have no effect on the Company’s operations or financial results.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Nuvectra for the periods presented. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable owed to the Company by its customers. The Company performs on-going credit evaluations of its customers. No customer individually accounted for more than 10% of the Company’s consolidated revenues in the six months ended June 30, 2019 or 2018. No customer individually accounted for more than 10% of the Company’s accounts receivable at June 30, 2019 or December 31, 2018. Additionally, the Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks. See Note 11 “Business Segment, Geographic and Concentration Risk Information” for additional information.

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

Write-downs of excess and obsolete inventories were $0.1 million and $0.2 million in the second quarter of 2019 and 2018, respectively. Future events and variations in assumptions may cause significant fluctuations in this estimate and could have a material impact on the Company’s results.

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

The Company did not identify any indicators of impairment for the Nuvectra asset group in the first six months of 2019 or 2018; however, as noted below, the Company performed an interim impairment test in the first quarter of 2018 for the NeuroNexus asset group, which was disposed of effective December 31, 2018, and determined the undiscounted cash flows exceeded the carrying amounts of long-lived assets.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

The Company did not identify any indicators of impairment that required an impairment test in either the first or second quarter of 2019 for Nuvectra, its one remaining reporting unit following the divestiture of NeuroNexus effective December 31, 2018.

Previously, the Company completed its annual impairment assessment of goodwill for the Nuvectra reporting unit as of December 31, 2018, and the Company determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying value as of such time.

On December 31, 2018, the Company determined that the fair value of its NeuroNexus reporting unit, based on the sale price in the divestiture of NeuroNexus, effective December 31, 2018, was less than the recorded carrying value of NeuroNexus. Consequently, the Company recorded an impairment charge pertaining to NeuroNexus of approximately $1.3 million and subsequently disposed of the remaining goodwill balance of approximately $3.4 million.

Previously, in the first quarter of 2018, the Company evaluated strategic alternatives with respect to NeuroNexus, which triggered an interim impairment test. Upon completing the goodwill impairment test for NeuroNexus, the Company determined that its fair value exceeded its carrying value. The Company did not identify any indicators of impairment that required an impairment test in the second quarter of 2018 for NeuroNexus.

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

On July 16, 2019, the Company entered into a Sixth Amendment to its Loan and Security Agreement, dated as of March 18, 2016, as amended, with Oxford Finance LLC and Silicon Valley Bank to remove Algostim and PelviStim as borrowers under the loan agreement. Algostim and PelviStim were non-operating wholly-owned subsidiaries of the Company, and the entities ceased to exist upon their merger with and into the Company on July 2, 2019.

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

Income from discontinued operations, net of income taxes, were as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Sales	$1,246	$2,283
Cost of sales	435	823
Gross profit	811	1,460
Operating expenses:
Selling, general and administrative expenses	262	484
Research, development and engineering costs, net	290	709
Total operating expenses	552	1,193
Income from discontinued operations before taxes	259	267
Provision for income taxes	54	57
Income from discontinued operations	$205	$210

Six Months Ended June 30, 2018
Cash flows from operating activities:
Income from discontinued operations	$210
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	181
Stock-based compensation	44
Changes in operating assets and liabilities:
Trade accounts receivable	(141)
Prepaid expenses and other current assets	(29)
Accounts payable and other current liabilities	(110)
Accrued compensation	169
Net cash provided by operating activities	324
Cash flows from investing activities:
Acquisition of property, plant and equipment	(24)
Net cash used in investing activities	$(24)

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Disaggregated Revenue - Revenue Streams & Timing of Revenue Recognition

The Company’s revenue streams currently include product sales of its Algovita system and development and engineering service revenue, and prior to 2019, also included product sales of NeuroNexus’s neural interface systems. Following is a description of the nature of the Company’s disaggregated revenue streams. Also see Note 11 “Business Segment, Geographic and Concentration Risk Information” and Note 2 “Discontinued Operations” for further disaggregation of revenue by reportable product line.

Product Sales

The contracts under which the Company realizes revenues from product sales may involve one or more systems or components, and each is determined to be a distinct performance obligation. Product revenue from continuing operations was $23.3 million for the six months ended June 30, 2019.

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

Development and Engineering Service Revenue

The Company’s development services are typically provided on a fixed-fee basis. Service revenue is recognized over time as the services are performed using an input method, on a cost-to-cost basis. In 2019 and 2018, the Company had one contract that generated development and engineering services revenue, with Aleva Neurotherapeutics S.A. (“Aleva”). Under this contract, the Company is leveraging its neurostimulation technology platform in its performance of services in the development of a DBS system for Aleva to treat Parkinson’s disease. If successful, the Company will provide Aleva a royalty-bearing distribution license for commercialization by Aleva. The Company previously concluded that the licenses and the development services were not separately distinct given the proprietary nature of the Company’s technology. As such, the combined performance obligation will be recognized over time as costs are incurred. The transaction price includes a fixed fee, payable monthly based on the progress completion in satisfying the performance obligations in that month, royalties for intellectual property licenses on future sales of the licensed technology, and non-cash consideration for the customer commitment to issue the Company a common stock warrant upon CE Mark approval in Europe. When the Company receives consideration in the form of royalties, the Company will estimate the royalty revenue and recognize the royalty revenue when a sale by the customer occurs. The non-cash consideration is a form of variable consideration that must be estimated at contract inception and therefore requires significant judgment. See “Significant judgments” below for further discussion. Services revenue recognized over time was $0.1 million for the first six months of 2019. The Company is still performing services and the client has yet to receive CE Mark approval and therefore, the Company has not yet billed or recognized any royalty revenue to date.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of the balance sheet date. The Company has elected to apply certain optional exemptions that limit this requirement to exclude contracts, which are expected to be satisfied within one year as well as the potential royalty license revenue. After considering these exemptions, the Company’s service revenue contract with Aleva is subject to this disclosure for the portion of the transaction price not subject to royalties. As of June 30, 2019, the estimated revenue expected to be recognized in the future related to this contract totals $0.5 million and is expected to be recognized over the following 6 months.

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

Revenue recognized during the first six months of 2019 from amounts included in deferred revenue at the beginning of the period was $0.1 million, which was related to product sales revenue. There was no revenue recognized during the first six months of 2019 from performance obligations satisfied or partially satisfied in previous periods. During the first six months of 2019, there were no contract assets reclassified to receivables as a result of the right to the transaction consideration becoming unconditional.

Costs to Obtain and Fulfill a Contract

The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less, and therefore, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the expected period of benefit of those costs is longer than one year. As of June 30, 2019 and December 31, 2018, all contract acquisition costs have been expensed as incurred as the period of benefit is less than one year.

Certain NeuroNexus contracts may have included pre-production activities, design work for custom products. The Company’s policy is to capitalize incremental costs incurred to fulfill its contracts that (i) relate directly to the contract (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. These costs have historically been immaterial. Accordingly, there were no capitalized fulfillment costs as of June 30, 2019 or December 31, 2018.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

4.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	At
	June 30, 2019	December 31, 2018
Inventory purchases	$2,137	$2,030
Leases	579	—
Warranty reserve	402	431
Interest	362	364
Research and development	298	651
Regulatory, clinical and quality	285	493
Sales and marketing	130	313
Taxes	122	222
Deferred revenue	89	107
Legal	76	258
Information technology system implementations	-	36
Accrued other	517	831
Total accrued liabilities	$4,997	$5,736

5.	EMPLOYEE BENEFIT PLANS

Nuvectra Corporation 2016 Equity Incentive Plan – The Nuvectra Corporation 2016 Equity Incentive Plan (the “2016 Equity Plan”) provides that the Compensation and Organization Committee of the Company’s board of directors (the “Compensation Committee”) may award eligible participants, as it may determine from time to time, the following types of awards: stock options, stock appreciation rights, restricted stock, restricted stock units and stock bonuses. Subject to adjustment provisions in the 2016 Equity Plan, the total number of shares of Nuvectra common stock reserved for issuance under the 2016 Equity Plan is 2,682,197 as of June 30, 2019.

During the six months ended June 30, 2019, the Compensation Committee granted equity awards aggregating 1,027,327 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three and six months ended June 30, 2019 was approximately $1.1 million and $2.2 million, respectively.

During the six months ended June 30, 2018, the Compensation Committee granted equity awards aggregating 275,712 shares of common stock under the 2016 Equity Plan in the form of both restricted stock units and non-qualified stock options to its directors and certain officers and key employees. Compensation cost related to the 2016 Equity Plan for the three and six months ended June 30, 2018 was approximately $0.7 million and $1.2 million, respectively.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock options	$564	$295	$1,052	$501
Restricted stock and restricted stock units	558	408	1,196	753
Total stock-based compensation expense	1,122	703	2,248	1,254
Less: Discontinued operations	-	22	-	44
Stock-based compensation expense – continuing operations	$1,122	$681	$2,248	$1,210

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Selling, general and administrative expenses	$905	$588	$1,829	$1,061
Research, development and engineering costs, net	217	93	419	149
Discontinued operations	-	22	-	44
Total stock-based compensation expense	$1,122	$703	$2,248	$1,254

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions based on the grant date. The weighted average fair value and assumptions used to value options granted under the 2016 Equity Plan were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted average fair value	$2.34	$8.33	$7.67	$8.02
Risk-free interest rate	1.95%	2.63%	2.44%	2.63%
Expected volatility	70%	65%	65%	65%
Holding period (in years)	6	6	6	6
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the stock option activity during the first six months of 2019:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	910,862	$8.76
Granted	665,242	12.69
Exercised	(50,115)	6.34
Forfeited or expired	(172,916)	11.34
Outstanding at June 30, 2019	1,353,073	$10.45	6.94	$25
Exercisable at June 30, 2019	633,486	$7.46	4.13	$25

The Company received proceeds totaling approximately $0.3 million upon the exercise of stock options exercisable for 50,115 shares and warrants exercisable for 20,590 shares during the first six months of 2019.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes the restricted stock and restricted stock unit activity during the first six months of 2019:

	Time-Vested Activity	Weighted Average Fair Value
Non-vested at December 31, 2018	266,247	$11.78
Granted	362,085	12.63
Vested	(125,449)	10.71
Forfeited	(92,952)	11.13
Non-vested at June 30, 2019	409,931	$13.58

Nuvectra Bonus Plan – The terms of the Nuvectra Corporation Bonus Plan provide for both annual discretionary cash contribution-based bonuses and cash performance-based bonuses based upon Nuvectra’s company-wide performance measures and, for certain employees, individual performance measures that are set by Nuvectra’s executive management and, in the case of the Chief Executive Officer, the board of directors. The Company reversed compensation cost related to the bonus plan for the three months ended June 30, 2019 of approximately $0.2 million. There was no compensation cost related to the bonus plan for the six months ended June 30, 2019. Compensation cost related to the bonus plan for the three and six months ended June 30, 2018 was approximately $0.7 million and $1.0 million, respectively.

Defined Contribution Plans – The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Section 401(k)”), for its employees. The plan provides for the deferral of employee compensation under Section 401(k), and a discretionary match by the Company. For the six months ended June 30, 2019 and 2018 this match was 25% per dollar of participant deferral, up to 6% of the total compensation for each participant. Direct costs related to this defined contribution plan were $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. Direct costs related to this defined contribution plan were $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	June 30, 2019	December 31, 2018
Term loan	$48,488	$48,488
Deferred financing fees	(690)	(787)
Discount on debt	(3,125)	(3,619)
Total debt	44,673	44,082
Less current portion of long-term debt	4,500	—
Total long-term debt	$40,173	$44,082

Credit Facility – The Company has a credit facility, originally entered into and funded in March 2016 and subsequently amended in February 2017, February 2018, December 2018, February 2019, April 2019 and July 2019 (the “Credit Facility”). The Credit Facility consists of term loan facilities in an aggregate maximum principal amount of $45 million. The term loan facilities are fully funded and comprised of (i) a $27.5 million Term Loan A commitment (“Term Loan A”), (ii) a $12.5 million Term Loan B commitment (“Term Loan B”), and (iii) a $5 million Term Loan C commitment (“Term Loan C”).

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

On April 22, 2019, the Company entered into a Fifth Amendment to the Credit Facility to establish certain financial covenants that require Nuvectra to achieve quarterly product revenues at specified levels.

On July 16, 2019, the Company entered into a Sixth Amendment to the Credit Facility to remove Algostim and PelviStim as borrowers under the loan agreement. Algostim and PelviStim were non-operating wholly-owned subsidiaries of the Company, and the entities ceased to exist upon their merger with and into the Company on July 2, 2019.

The term loans bear interest at a floating rate equal to the prime rate plus 4.15%, with a floor of 8.65%. At June 30, 2019 the interest rate on borrowings under the term loans was 9.65%. The Company pays accrued interest monthly on the term loans through March 2020, and for 30 months thereafter the Company will pay accrued interest monthly plus equal payments of principal on the term loans. At the maturity of the term loans, on September 1, 2022, all principal on the term loans then outstanding, plus an additional 7.75% of the funded loan amounts, will be due and payable. This final payment has been treated as an in-substance discount and is being amortized using the straight-line method over the life of the term loans.

The term loans are secured by a first priority lien on substantially all of the assets of the Company, including, without limitation, all cash, deposit accounts, accounts receivable, equipment, inventory, contract rights and the Company’s real property located in Blaine, Minnesota, but excluding all intellectual property of the Company (other than accounts receivable and proceeds of intellectual property). The Company’s intellectual property is subject to a negative pledge. The Company must maintain its primary operating and investment accounts with SVB Financial Group, one of the Company’s lenders under the Credit Facility, which accounts are subject to customary control agreements.

The Credit Facility contains customary representations and warranties, reporting and other covenants for credit facilities of this kind including prohibitions on the payment of cash dividends on the Company’s capital stock and restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. The Company is subject to a quarterly financial covenant requiring the Company to achieve specified minimum consolidated product revenues. As of June 30, 2019, the Company was in compliance with the financial covenant. The events of default in the Credit Facility are customary for credit facilities of this kind, and include failure to pay interest or principal, breaches of affirmative and negative covenants, a material adverse change occurring, and cross defaults to other material agreements of the Company.

Warrants – On March 18, 2016, as a condition to the lenders’ initial funding of the initial Term Loan A commitment in the amount of $15 million, the Company issued to each of its two lenders, Oxford Finance LLC and SVB Financial Group (successor by assignment to Silicon Valley Bank), a warrant to purchase 56,533 shares of Nuvectra common stock (a total of 113,066 shares) at an exercise price of $5.97 per share, which warrants are exercisable until March 18, 2026. Additionally, the Company incurred $1.5 million in fees and other direct costs of the debt transaction in connection with the initial funding. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as a discount on long-term debt along with the cash issuance costs and as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of Term Loan A.

On September 28, 2017, as a condition to the lenders’ funding the initial Term Loan B commitment in the amount of $12.5 million, the Company issued to each of its two lenders a warrant to purchase 22,844 shares of Nuvectra common stock (a total of 45,688 shares) at an exercise price of $12.31 per share, which warrants are exercisable until September 28, 2027. In connection with the February 2017 Credit Facility amendment, the Company paid fees of $0.04 million. The fair value of the warrants on the date of grant totaled approximately $0.4 million and was recorded as additional paid-in capital in the consolidated balance sheet, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount was being amortized over the term of Term Loan B.

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

As a condition to the lenders’ funding the new Term Loan B commitment under the February 2018 amendment to the Credit Facility, the Company issued to the each of its two lenders a warrant to purchase 30,245 shares of Nuvectra common stock (a total of 60,490 shares) at an exercise price of $9.30 per share, which warrants are exercisable until February 18, 2028. The fair value of the warrants on the date of grant totaled approximately $0.5 million and was recorded as additional paid-in capital in the consolidated balance sheet in the first quarter of 2018, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount is being amortized over the term of Term Loan B.

As a condition to the lenders’ funding the new Term Loan C commitment on September 28, 2018 in the amount of $5 million, the Company issued to the each of its two lenders a warrant to purchase 5,119 shares of Nuvectra common stock (a total of 10,238 shares) at an exercise price of $21.98 per share, which warrants are exercisable until September 28, 2028. The fair value of the warrants on the date of grant totaled approximately $0.2 million and was recorded as additional paid-in capital in the consolidated balance sheet in the third quarter of 2018, as the warrants met the criteria under the relevant accounting standard for treatment as an equity instrument. The related debt discount is being amortized over the term of Term Loan C.

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 31, 2018	$787
Additions during the period	11
Amortization during the period	(108)

At June 30, 2019	$690

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing or other operational needs. Inventory to be purchased by Nuvectra in 2019 under its supply agreements is subject to certain minimum order quantity requirements. As of June 30, 2019, the Company had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of 2019 are estimated at approximately $0.8 million and will primarily be financed by existing cash and cash equivalents. The Company also enters into contracts for outsourced services; however, the contracts generally contain provisions allowing for cancellation without significant penalty.

Leases – The Company is party to various operating lease agreements for office and laboratory facilities and dedicated information technology hardware. Please see Note 13 “Recently Issued Accounting Standards” for the Company’s updated policies related to leases.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost	$150	$301
Total lease cost	$150	$301

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$178	$354
Operating cash flows from operating leases	$107	$211
Weighted average remaining lease term – operating leases (in years)	3.4	3.4
Average discount rate – operating leases	8.34%	8.34%

The supplemental balance sheet information related to leases for the period is as follows (in thousands):

At June 30, 2019
Operating leases
Short-term right-of-use assets, included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets	$456
Long-term right-of-use assets, included in Other long-term assets on the Condensed Consolidated Balance Sheets	1,166
Total operating lease right-of-use assets	$1,622

Short-term operating lease liabilities, included in Accrued liabilities on the Condensed Consolidated Balance Sheets	$579
Long-term operating lease liabilities, included in Other long-term liabilities on the Condensed Consolidated Balance Sheets	1,466
Total operating lease liabilities	$2,045

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 6 months)	$361
2020	727
2021	629
2022	542
2023	81
2024	-
Thereafter	-
Total lease payments	2,340
Less: Imputed interest/present value discount	295
Present value of lease liabilities	$2,045

9.	EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic net loss per share:
Loss from continuing operations	$(11,146)	$(11,983)	$(25,916)	$(22,521)
Income from discontinued operations	-	205	-	210
Net loss	$(11,146)	$(11,778)	$(25,916)	$(22,311)

Weighted average common shares outstanding	17,848	14,209	17,794	10,922

Loss from continuing operations	$(0.62)	$(0.84)	$(1.46)	$(2.06)
Income from discontinued operations	—	0.01	—	0.02
Basic net loss per share	$(0.62)	$(0.83)	$(1.46)	$(2.04)

Diluted net loss per share:
Loss from continuing operations	$(11,146)	$(11,983)	$(25,916)	$(22,521)
Income from discontinued operations	—	205	—	210
Net loss	$(11,146)	$(11,778)	$(25,916)	$(22,311)

Weighted average common shares outstanding	17,848	14,209	17,794	10,922
Dilutive stock options, restricted stock and restricted stock units	—	—	—	—
Weighted average common shares outstanding – assuming dilution	17,848	14,209	17,794	10,922

Loss from continuing operations	$(0.62)	$(0.84)	$(1.46)	$(2.06)
Income from discontinued operations	-	0.01	-	0.02
Diluted net loss per share	$(0.62)	$(0.83)	$(1.46)	$(2.04)

Outstanding securities and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,879	1,518	1,879	1,518

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

10.	FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. As of June 30, 2019, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy.

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

The fair values of marketable securities were estimated using the market approach using prices and other relevant information generated by market transactions involving identical or comparable assets. The Company uses quoted market prices in active markets or quoted market prices in markets that are not active to measure fair value. When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. As of June 30, 2019, the fair value of marketable securities was approximately $62.2 million, all of which had original maturities of three months or less.

Marketable securities, measured at fair value, by level within the fair value hierarchy were as follows (in thousands):

		June 30, 2019
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value
Cash	Level 1	$37,354	$-	$37,354
Government	Level 1	2,798	1	2,799
Financial	Level 2	7,849	-	7,849
Industrial	Level 2	14,174	1	14,175
Total		$62,175	$2	$62,177

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

		December 31, 2018
	Fair Value Hierarchy	Cost	Unrealized Gain	Fair Value
Cash	Level 1	$46,877	$—	$46,877
Government	Level 1	13,490	1	13,491
Financial	Level 2	13,677	—	13,677
Industrial	Level 2	14,247	—	14,247
Total		$88,291	$1	$88,292

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill, for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” During the first six months of 2019 and 2018, no impairment charges were recorded related to the Company’s long-lived assets.

Goodwill – Goodwill recorded is not amortized but is periodically tested for impairment. The Company assesses goodwill for impairment on December 31, or more frequently if certain events occur as described in Note 1 “Summary of Significant Accounting Policies.”

During the first six months of 2019, no impairment charges were recorded related to the Company’s goodwill.

On December 31, 2018, the Company determined that the fair value of NeuroNexus, based on the sale price in the divestiture, was less than the recorded carrying value of NeuroNexus. Consequently, the Company recorded an impairment charge pertaining to NeuroNexus of approximately $1.3 million and subsequently disposed of the remaining goodwill balance of approximately $3.4 million.

Warrants – In order to determine the fair value of its previously issued warrants classified as equity awards, the Company used a Monte Carlo simulation model. The risk-free interest rate represented the 10-Year U.S. Treasury rate as of the issuance date. The expected volatility assumption was based on historical volatilities for publicly traded stock of comparable companies.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

An analysis and reconciliation of the Company’s product lines to the respective information in the condensed consolidated financial statements follows (in thousands):

	Three Months Ended		Six Months Ended
Product line sales:	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Algovita	$12,289	$11,509	$23,332	$20,590
Development and engineering service	56	394	138	850
Total sales	$12,345	$11,903	$23,470	$21,440

All of the Company’s long-lived tangible assets are located in the United States.

12.	related party transactions

On March 14, 2016, Integer Holdings Corporation, formerly known as Greatbatch, Inc. (“Integer”) completed the spin-off of the Company, resulting in the Company becoming a separate public company. The Company entered into, or amended, various agreements with Integer to effect the spin-off and to provide a framework for the Company’s relationship with Integer after the spin-off including a supply agreement, license agreements, a separation and distribution agreement, a tax matters agreement, a transition services agreement and an employee matters agreement, which provided for the allocation between Nuvectra and Integer of assets, employees, liabilities and obligations (including PP&E, employee benefits, and tax-related assets and liabilities) attributable to the Company’s business for the period prior to, at, and after the spin-off. The transition services agreement and the employee matters agreement have expired and are no longer in effect.

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

ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended June 30, 2019 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended June 30, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

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

Nuvectra Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of ASU 2016-13 is to replace the current incurred loss impairment methodology, for financial assets measured at amortized cost, with a methodology that reflects expected credit losses. It also requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost, (2) are within the scope of the credit losses guidance in ASC 326-20, (3) are eligible for the fair value option under ASC 825-10, and (4) are not held-to-maturity debt securities. The Company is currently in the process of evaluating the impact of adoption of these ASUs on its condensed consolidated financial statements.

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

Our Business

Nuvectra Corporation (“Nuvectra,” the “Company,” “we,” “us,” or “our”) is a neurostimulation medical device company focused on the development and commercialization of its neurostimulation technology platform with a broad range of applications for the treatment of various disorders through stimulation of tissues associated with the nervous system. Our neurostimulation technology platform has the potential to provide treatment to patients in several established neurostimulation markets, including SCS, SNM, DBS, and other emerging neurostimulation markets.

Our Algovita SCS system is the first application of our neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and limbs. Algovita received pre-market approval from the FDA in November 2015, and we commercially launched Algovita in the United States during the first half of 2016. Outside of the United States, Algovita obtained CE Mark approval in June 2014 and is indicated for the treatment of chronic intractable pain of the trunk or limbs. Algovita is reimbursable under existing SCS codes in the United States, the European Union and Australia, and has been commercially available to patients in Germany and several other European countries since November 2014.

Nuvectra Corporation

We have also developed our existing platform for use in the SNM market and filed regulatory submissions with the FDA and CE Mark authorities in January 2017 and December 2016, respectively, for Virtis, the Company’s SNM system for the treatment of chronic urinary retention and the symptoms of overactive bladder. We received requests from the FDA and CE Mark authorities for additional information and data regarding these submissions on July 2, 2018 and June 22, 2018, respectively, and in April 2019, the FDA requested additional information on the biocompatibility of our Virtis leads. We describe our regulatory submissions further below under “Strategic and Financial Overview.”

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

Our revenues include sales of Algovita and development and engineering service fees. We expect that our future revenues will come primarily from sales of neurostimulation medical device products, including Algovita, particularly as we continue our commercial expansion in the United States, and, pending regulatory approvals, from Virtis, the second application of our neurostimulation technology platform and our first product for the SNM market. From time to time, our revenues may also include technology licensing fees, development and engineering service fees, and royalty fees. Our revenues also historically included sales of neural interface technology, components and systems to the neuroscience and clinical markets. Refer to Note 2 “Discontinued Operations” of the notes to our condensed consolidated financial statements for additional information.

Our Customers

Algovita was designed to provide pain management solutions to patients who have evolving requirements and needs. We are still developing our customer base for Algovita, which includes distributors in Europe and hospitals, surgery centers and medical facilities in the United States served through a direct sales force and third-party distributors. Therefore, the nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. Additionally, in the DBS market, our customer is Aleva, which we service through a strategic development agreement.

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

We submitted a pre-market approval (“PMA”) application for Virtis to TÜV SÜD, our notified body in Europe, and to the FDA in the United States, in December 2016 and January 2017, respectively. In June 2018, we received notice from the FDA requesting that the Company provide supplemental information related to modifications to the Virtis device, labeling and manufacturing, as well as clarifications of data related to MR. In early August 2018 we filed our response to the FDA's requests. The FDA typically has up to 180 days from that submission to review our response; however, in January 2019, the FDA advised us that its review had extended beyond the expiration of the 180-day review period. In April 2019, the FDA requested additional information, and to satisfy this request, we will secure supplementary data on the biocompatibility of our Virtis leads. We expect to submit this supplementary information around year-end 2019 and project potential Virtis approval in the first half of 2020.

In June 2018, we also received notice from TÜV SÜD regarding our Virtis application for CE Mark. TÜV SÜD notified us that it was requesting clinical study data regarding the safety and performance of the device for the requested indication. We are currently evaluating the best path forward to determine whether a clinical study plan can be effectuated in a timely and cost-effective manner. If we determine a strategy that meets our objectives, we may move forward with a clinical study plan after obtaining FDA approval.

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

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2019	June 30, 2018	$	%	June 30, 2019	June 30, 2018	$	%
Sales:
Algovita	$12,289	$11,509	$780	7%	$23,332	$20,590	$2,742	13%
Development and engineering services	56	394	(338)	(86%)	138	850	(712)	(84%)
Total sales	12,345	11,903	442	4%	23,470	21,440	2,030	9%
Cost of sales	5,548	5,800	(252)	(4%)	11,585	10,220	1,365	13%
Gross profit	6,797	6,103	694	11%	11,885	11,220	665	6%
Gross profit as a % of sales	55.1%	51.3%			50.6%	52.3%
Selling, general and administrative expenses	12,962	13,198	(236)	(2%)	27,708	25,109	2,599	10%
SG&A as a % of total operating expenses	76.2%	77.0%			77.0%	78.7%
Research, development and engineering costs, net	4,039	3,937	102	3%	8,266	6,798	1,468	22%
RD&E as a % of total operating expenses	23.8%	23.0%			23.0%	21.3%
Operating loss	(10,204)	(11,032)	828	(8%)	(24,089)	(20,687)	(3,402)	16%
Interest expense, net	966	936	30	3%	1,817	1,786	31	2%
Other (income) expense, net	(10)	54	(64)	(119%)	(16)	77	(93)	(121%)
(Benefit) provision for income taxes	(14)	(39)	25	(64%)	26	(29)	55	(190%)
Effective tax rate	0.0%	0.0%			0.0%	0.0%
Loss from continuing operations	(11,146)	(11,983)	837	(7%)	(25,916)	(22,521)	(3,395)	15%
Net loss	$(11,146)	$(11,778)	$632	(5%)	$(25,916)	$(22,311)	$(3,605)	16%
Diluted net loss per share	$(0.62)	$(0.83)	$0.21	(25%)	$(1.46)	$(2.04)	$0.58	(28%)

Sales

Algovita. The primary factor behind the 7% increase in sales from the second quarter of 2018 to the second quarter of 2019 and the 13% increase in sales from the first six months of 2018 to the first six months of 2019 was the continued growth in volume of sales from the Company’s commercial launch of Algovita. We expect to continue to develop our worldwide sales organization for Algovita, consisting of direct sales representatives and independent sales agents in the United States and a network of distributors and independent sales agents outside of the United States, to support future growth.

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

Development and Engineering Service. We recognized $0.06 million and $0.1 million of development and engineering services revenue during the second quarter and first six months of 2019, respectively, and $0.4 million and $0.9 million of revenue during the second quarter and first six months of 2018, respectively, from our development agreement with Aleva. See the section entitled “Strategic and Financial Overview” above for more information related to our development agreement with Aleva.

Cost of Sales

Cost of sales consists of the costs of components and materials, labor costs, and plant and equipment depreciation and overhead. The primary driver behind the 4% decrease in cost of sales from the second quarter of 2018 to the second quarter of 2019 was the decreased cost from our development agreement with Aleva.

Nuvectra Corporation

From the second quarter of 2018 to the second quarter of 2019 our gross profit increased $0.7 million, or 11%, and our gross profit as a percentage of sales, or gross margin, increased from 51.3% to 55.1%. These increases were primarily due to a decrease in inventory-related charges and an increase in the volume of Algovita sales.

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

The primary factor behind the 13% increase in cost of sales from the first six months of 2018 to the first six months of 2019 was the increased sales of our Algovita systems and an increase in inventory-related charges. We expect that our cost of sales will continue to increase as our sales of our Algovita products continue to grow.

From the first six months of 2018 to the first six months of 2019 our gross profit increased $0.7 million or 6%, and our gross profit as a percentage of sales, or gross margin, decreased from 52.3% to 50.6%.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including salary and employee benefits for our sales and marketing personnel and for personnel that support our general operations, such as information technology, executive management, financial accounting, and human resources personnel. SG&A expenses decreased $0.2 million, or 2%, from the second quarter of 2018 to the second quarter of 2019.

SG&A expenses increased $2.6 million, or 10%, from the first six months of 2018 to the first six months of 2019. In the first quarter of 2019, our former Chief Executive Officer resigned from his positions as Chief Executive Officer and a director of the Company and, in connection therewith, received a severance payment of approximately $1.2 million, which contributed to the increase in SG&A. In addition, we have continued to increase sales of our Algovita product and continued to build our Algovita sales organization and corporate support functions, resulting in an increase of approximately $0.7 million in salaries, commissions and other personnel-related expenses for the first six months of 2019 as compared to the first six months of 2018.

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

RD&E costs increased $0.1 million, or 3%, from the second quarter of 2018 to the second quarter of 2019.

RD&E costs increased $1.5 million, or 22%, from the first six months of 2018 to the first six months of 2019. The increase was primarily the result of an increase in personnel-related expenses.

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

Nuvectra Corporation

Interest Expense, Net

Interest expense, net for the second quarter of 2019 and 2018 was $1.0 million and $0.9 million, respectively. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $1.4 million and $1.1 million for the second quarter of 2019 and 2018, respectively. Interest income from investments was $0.4 million and $0.2 million for the second quarter of 2019 and 2018, respectively.

Interest expense, net for each of the first six months of 2019 and the first six months of 2018 was $1.8 million. Interest expense, including amortization of deferred financing fees and discounts on debt, related to our Credit Facility was $2.8 million and $2.2 million for the first six months of 2019 and the first six months of 2018, respectively. Interest income from investments was $1.0 million for the first six months of 2019 and $0.4 million for the first six months of 2018.

For additional information, see Note 6 “Debt” of the notes to our condensed consolidated financial statements

Provision for Income Taxes

During the second quarters of 2019 and 2018, we recorded a valuation allowance for the amount of the deferred tax asset that was generated from our net losses and federal research and development tax credit earned and Section 754 election to the extent they exceeded any deferred tax liability, as it was more likely than not that the deferred tax asset generated from those activities will not be realized. See Note 7 “Income Taxes” of the notes to our condensed consolidated financial statements for disclosures related to our income taxes.

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

Consolidated Cash Flows

In the first six months of 2019, net cash used in operating activities was $29.1 million compared to a net loss of $25.9 million. In the first six months of 2018, net cash used in operating activities was $19.8 million compared to a net loss of $22.3 million. The primary components driving the increase in cash used in operating activities was the increase in net loss, change in non-cash charges and changes in working capital accounts.

Nuvectra Corporation

Net cash used in investing activities was $0.7 million for the first six months of 2019 compared to $0.4 million for the first six months of 2018. Cash used in investing activities in both periods related to the purchases of property, plant and equipment. As of June 30, 2019, we had no material commitments to purchase capital assets; however, planned capital expenditures for the remainder of fiscal year 2019 are estimated at approximately $0.8 million.

Net cash provided by financing activities was $0.3 million for the first six months of 2019 compared to $35.7 million for the first six months of 2018. Cash provided by financing activities the first six months of 2019 was primarily composed of proceeds from the exercise of stock options and warrants. Cash provided by financing activities in the first six months of 2018 was primarily composed of $23.8 million, net, from the sale of common stock and net borrowings under our Credit Facility of $11.7 million.

Credit Facility

Our Credit Facility consists of term loan facilities that are fully funded and comprised of (i) a $27.5 million Term Loan A commitment (“Term Loan A”), (ii) a $12.5 million Term Loan B commitment (“Term Loan B”), and (iii) a $5 million Term Loan C commitment (“Term Loan C”).

The term loans bear interest at the Wall Street Journal prime rate plus 4.15%, subject to an interest rate floor of 8.65%. At June 30, 2019 the interest rate on the term loans was 9.65%. The Credit Facility provides for interest-only payments on outstanding term loans for 24 months after the first borrowing in February 2018 followed by 30 months of principal payments in equal amounts on outstanding term loan borrowings plus accrued interest payments.

On March 18, 2016, in connection with arranging the Credit Facility, we paid Piper Jaffray an arrangement fee of $1.1 million, which equaled 2.50% of the aggregate principal amount of the then-existing Credit Facility. On March 18, 2016, under the terms of the Credit Facility, we paid a commitment fee in an amount equal to 0.50% of the aggregate principal amount of the then-existing $40 million term loan and $5 million revolving line of credit. We also paid (i) $25,000 in fees plus the expenses of the lenders when we amended the Credit Facility in February 2017, (ii) $0.8 million in fees when we amended the Credit Facility in February 2018, (iii) $30,000 in fees when we amended the Credit Facility in December 2018, (iv) expenses of the lenders when we amended the Credit Facility in February 2019, and (v) expenses of the lenders when we amended the Credit Facility in April 2019.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
(in thousands)
Term loans and interest	$57,492	$8,879	$40,552	$8,061	$-
Operating lease commitments (1)	2,146	594	1,225	327	-
Purchasing commitments (2)	29,841	22,128	7,713	-	-
Total	$89,479	$31,601	$49,490	$8,388	$-

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such material information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

On May 24, 2019 Ms. Jennifer J. Kosharek succeeded Mr. Walter Z. Berger as Chief Financial Officer on an interim basis. This succession did not cause any significant changes to the Company’s internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Global Market.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On July 23, 2019, our closing bid price was $2.06 per share. We may consider implementing a reverse stock split in order to maintain compliance with the $1.00 closing price requirement. If we fail to continue to meet all applicable continued listing requirements for The Nasdaq Global Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and our ability to raise funds through stock issuances  to repay debt and fund our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-3 (File No. 333-220834) was declared effective by the SEC on October 24, 2017. On February 5, 2018, pursuant to an underwritten shelf takedown registered on the Form S-3, with Piper Jaffray & Co. serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $23.8 million, after deducting underwriting discounts and commissions of approximately $1.8 million and other expenses of approximately $0.4 million. On September 14, 2018, pursuant to a second underwritten shelf takedown registered on the Form S-3, with Piper Jaffray & Co. serving as representative of the several underwriters, we sold 3,248,750 shares of our common stock and received net proceeds of approximately $64.6 million, after deducting underwriting discounts and commissions of approximately $4.1 million and other expenses of approximately $0.3 million. There has been no material change in the planned use of proceeds from these offerings as described in our final prospectuses filed with the SEC on February 2, 2018 and September 13, 2018.

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

4.2.1

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank) (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

4.5

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

4.6

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

10.1

Fifth Amendment to Loan and Security Agreement, dated April 22, 2019, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC, and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our current report on Form 8-K on April 26, 2019, and incorporated herein by reference)

10.2	Sixth Amendment to Loan and Security Agreement, dated July 16, 2019, among Nuvectra Corporation and Oxford Finance LLC and Silicon Valley Bank*

10.3

Separation and Release Agreement, effective June 27, 2019, by and between Nuvectra Corporation and J. Paul Hanchin (filed as Exhibit 10.1 to our current report on Form 8-K/A on July 10, 2019, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

100.INS	XBRL Instance Document*

100.SCH	XBRL Extension Schema Document*

100.CAL	XBRL Extension Calculation Linkbase Document*

100.LAB	XBRL Extension Label Linkbase Document*

100.PRE	XBRL Extension Presentation Linkbase Document*

100.DEF	XBRL Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVECTRA CORPORATION

Date: July 31, 2019	/s/ Fred B. Parks Fred B. Parks Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2019	/s/ Jennifer J. Kosharek Jennifer J. Kosharek Interim Chief Financial Officer Vice President, Controller and Principal Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

3.2	Bylaws of Nuvectra Corporation (filed as Exhibit 3.2 to our Current Report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.1	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2	Warrant to Purchase Common Stock, dated March 18, 2016, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on March 18, 2016, and incorporated herein by reference)

4.2.1

First Amendment to Warrant to Purchase Common Stock, dated March 23, 2018, issued to SVB Financial Group (successor by assignment from Silicon Valley Bank) (filed as Exhibit 4.2.2 to our quarterly report on Form 10-Q on May 2, 2018, and incorporated herein by reference)

4.3

Warrant to Purchase Common Stock, dated September 28, 2017, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2017, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock, dated February 16, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on February 21, 2018, and incorporated herein by reference)

4.5

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Oxford Finance LLC (filed as Exhibit 4.1 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

4.6

Warrant to Purchase Common Stock, dated September 28, 2018, issued to Silicon Valley Bank (filed as Exhibit 4.2 to our current report on Form 8-K on October 3, 2018, and incorporated herein by reference)

10.1

Fifth Amendment to Loan and Security Agreement, dated April 22, 2019, among Nuvectra Corporation, Algostim, LLC, PelviStim LLC, and Oxford Finance LLC and Silicon Valley Bank (filed as Exhibit 10.1 to our current report on Form 8-K on April 26, 2019, and incorporated herein by reference)

10.2	Sixth Amendment to Loan and Security Agreement, dated July 16, 2019, among Nuvectra Corporation and Oxford Finance LLC and Silicon Valley Bank*

10.3

Separation and Release Agreement, effective June 27, 2019, by and between Nuvectra Corporation and J. Paul Hanchin (filed as Exhibit 10.1 to our current report on Form 8-K/A on July 10, 2019, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

100.INS	XBRL Instance Document*

100.SCH	XBRL Extension Schema Document*

100.CAL	XBRL Extension Calculation Linkbase Document*

100.LAB	XBRL Extension Label Linkbase Document*

100.PRE	XBRL Extension Presentation Linkbase Document*

100.DEF	XBRL Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.